Form 10-Q
period 2000-06-30
AES RED OAK LLC
filed 2000-09-25
CIK 1117445

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2000

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to _____________

                        Commission file number: 333-40478


                               AES RED OAK, L.L.C.
             (Exact name of registrant as specified in its charter)


               DELAWARE                             54-1889658
    (State or other jurisdiction of              (I.R.S. Employer
    incorporation or organization)            Identification Number)


               1001 NORTH 19TH STREET, ARLINGTON, VIRGINIA 22209,
                             C/O THE AES CORPORATION
                                 (703) 522-1315
             (Registrant's address of principal executive offices,)
              (zip code and telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / / No /x/





                                 (Page 1 of 14)

                               AES RED OAK, L.L.C.


                                TABLE OF CONTENTS

                                                                                                         Page No.
                                                                                                         --------
PART I.  FINANCIAL INFORMATION
       Item 1.        Condensed Consolidated Financial Statements  (unaudited)

                           Condensed Consolidated Statements of Operations,
                               Three months ended June 30, 2000 and the period from March 15,
                               2000 (inception) through June 30, 2000 .......................................3

                           Condensed Consolidated Statements of Changes in Member's Deficit,
                               Period from March 15, 2000 (inception) through June 30, 2000 .................4

                           Condensed Consolidated Balance Sheets
                               June 30, 2000 and March 31, 2000 .............................................5

                           Condensed Consolidated Statements of Cash Flows,
                               Three months ended June 30, 2000 and the period from March 15,
                               2000 (inception) through June 30, 2000 .......................................6

                           Notes to the Condensed Consolidated Financial Statements..........................7

       Item 2.        Management's Discussion and Analysis of Financial
                           Condition and Results of Operations..............................................10

       Item 3.        Quantitative and Qualitative Disclosures
                           About Market Risk................................................................12


PART II. OTHER INFORMATION

       Item 6.        Exhibits and Reports on Form 8-K......................................................13


SIGNATURES..................................................................................................14




                                 (Page 2 of 14)

                          PART I. FINANCIAL INFORMATION


         ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


                               AES RED OAK, L.L.C.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS,
              THREE MONTHS ENDED JUNE 30, 2000 AND THE PERIOD FROM
                MARCH 15, 2000 (INCEPTION) THROUGH JUNE 30, 2000
                             (DOLLARS IN THOUSANDS)

                                                                           March 15, 2000
                                                                            (inception)
                                                     Three Months Ended       Through
                                                       June 30, 2000       June 30, 2000
                                                      --------------------------------------
OPERATING EXPENSES
            General and administrative costs .....          $   (10)          $  (172)
                                                            -------           -------
            Operating Loss .......................              (10)             (172)


OTHER INCOME/EXPENSE
            Interest income ......................              634               754
            Interest expense .....................           (1,004)           (1,207)
                                                            -------           -------
            NET LOSS .............................          $  (380)          $  (625)
                                                            =======           =======






                   See notes to condensed consolidated financial statements.




                                      (Page 3 of 14)

                               AES RED OAK, L.L.C.
                        (A DEVELOPMENT STAGE ENTERPRISE)

  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S DEFICIT, PERIOD FROM
                MARCH 15, 2000 (INCEPTION) THROUGH JUNE 30, 2000
                             (DOLLARS IN THOUSANDS)

                                      Common Stock           Accumulated
                                   Shares      Amount     Deficit       Total
BALANCE, MARCH 15, 2000 .........       -        $  -       $   -      $    -
Net Loss ........................       -           -        (245)       (245)
                                  -------     -------     -------      ------
BALANCE, MARCH 31, 2000 .........       -           -        (245)       (245)
Net Loss ........................       -           -        (380)       (380)
                                  -------     -------     -------      ------
BALANCE , JUNE 30, 2000 .........       -           -       $(625)     $(625)
                                  =======     =======     =======      ======


           See notes to condensed consolidated financial statements.


                                 (Page 4 of 14)

                               AES RED OAK, L.L.C.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                      CONDENSED CONSOLIDATED BALANCE SHEET,
                        JUNE 30, 2000 AND MARCH 31, 2000
                             (DOLLARS IN THOUSANDS)

                                                                                  As of           As of
                                                                                 June 30,        March 31
                                                                                   2000            2000
                                                                                   ----            ----

ASSETS:

Current Assets:
   Cash ...................................................................     $      43      $      26
   Investments held by trustee-at cost, which approximates market value....         5,359          2,940
                                                                                ---------      ---------
     Total current assets .................................................         5,402          2,966

Prepaid Construction Costs ................................................       263,611        288,573
Land ......................................................................         4,240          4,240
Construction in progress...................................................        60,894         26,398
Deferred financing costs - Net of accumulated amortization of $160 and $10,
respectively...............................................................        18,803         18,709
Investments held by trustee-At cost, which approximates market value.......        35,783         45,809
                                                                                ---------      ---------
     Total assets .........................................................     $ 388,733      $ 386,695
                                                                                =========      =========

LIABILITIES AND MEMBER'S DEFICIT:

Current Liabilities:
   Accounts payable .......................................................     $      12      $     213
   Accrued Interest .......................................................         3,009          1,598
   Payable to affiliate ...................................................         1,366            252
   Payable to parent ......................................................           971            877
                                                                                ---------      ---------
     Total current liabilities ............................................         5,358          2,940

Bonds payable .............................................................       384,000        384,000
                                                                                ---------      ---------
     Total liabilities ....................................................       389,358        386,940
                                                                                =========      =========
Commitments (Notes 4 and 5)

Member's deficit:
   Common stock, $1 par value-10 shares authorized, none issued or
outstanding ...............................................................           --
   Deficit accumulated during the development stage .......................          (625)          (245)
                                                                                ---------      ---------
     Total member's deficit ...............................................          (625)          (245)
                                                                                ---------      ---------
     Total liabilities and member's deficit ...............................     $ 388,733      $ 386,695
                                                                                =========      =========


                       See notes to condensed consolidated financial statements.



                                 (Page 5 of 14)

                               AES RED OAK, L.L.C.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS,
                      THREE MONTHS ENDED JUNE 30, 2000 AND
                    THE PERIOD FROM MARCH 15, 2000 (INCEPTION)
                              THROUGH JUNE 30, 2000
                             (DOLLARS IN THOUSANDS)

                                                                         Three       March 15, 2000
                                                                         Months        (inception)
                                                                         Ended           through
                                                                     June 30, 2000    June 30, 2000
                                                                     -------------   --------------
OPERATING ACTIVITIES:
Net loss ...................................................          $       (380)      $     (625)
Amortization of deferred financing costs ...................                   150              160
Change in:
   Accounts Payable ........................................                  (201)              12
   Accrued interest ........................................                 1,411            3,009
   Payable to affiliates ...................................                 1,208            2,337
                                                                      ------------    -------------
            Net cash provided by operating activities ......                 2,188            4,893

INVESTING ACTIVITIES:
Change in prepaid construction account .....................                24,962         (223,611)
Payments for construction in progress ......................               (34,496)        (100,894)
Payments for land ..........................................                     0           (4,240)
Change in debt service reserve .............................                (7,607)         (41,142)
                                                                      ------------    -------------
            Net cash used in investing activities ..........                (1,927)        (369,887)

FINANCING ACTIVITIES:
Proceeds from project debt issuance ........................                     0          384,000
Payments for deferred financing costs ......................                  (244)         (18,963)
                                                                      ------------    -------------
             Net cash provided by financing activities .....                  (244)         365,037

NET INCREASE IN CASH AND CASH EQUIVALENTS ..................                    17               43
                                                                      ------------    -------------

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .............                    26                0
CASH AND CASH EQUIVALENTS, END OF PERIOD ...................          $         43    $          43
                                                                      ============    =============

SUPPLEMENTAL DISCLOSURE:
            Interest paid ..................................          $      7,052    $       7,052
                                                                      ============    =============


                     See notes to condensed consolidated financial statements.



                                           (Page 6 of 14)

                               AES RED OAK, L.L.C.
                        (A DEVELOPMENT STAGE ENTERPRISE)

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS THREE MONTHS ENDED
         JUNE 30, 2000 AND THE PERIOD FROM MARCH 15, 2000 (INCEPTION) THROUGH
                                 JUNE 30, 2000.

1.    ORGANIZATION

       AES Red Oak, L.L.C. (the Company) was incorporated on September 13, 1998, in the State of Delaware, to develop, construct, own and operate a 830-megawatt (MW) gas-fired, combined cycle electric generating facility (the facility) in Sayreville, New Jersey. The Company was considered dormant until March 15, 2000, at which time it consummated a project financing and certain related agreements. The facility, currently under construction, will consist of three Westinghouse 501 FD combustion turbines, three unfired heat recovery steam generators, and one multicylinder steam turbine. The facility will produce and sell electricity, as well as provide fuel conversion and ancillary services, solely to Williams Energy Marketing and Trading Company (Williams) under a power purchase agreement with a term of 20 years that will commence on the facility's anticipated commercial operation date, December 31, 2001.

       The Company is in the development stage and is not expected to generate any operating revenues until the facility achieves commercial operations. As with any new business venture of this size and nature, operation of the facility could be affected by many factors. Management of the Company believes that the assets of the Company are realizable.

       The Company is a wholly owned subsidiary of AES Red Oak, Inc. (Red Oak), which is a wholly-owned subsidiary of The AES Corporation (AES). Red Oak has no assets other than its ownership interests in the Company and AES Sayreville, L.L.C. Red Oak has no operations and is not expected to have any operations. Red Oak's only income will be from distributions it receives from the Company and AES Sayreville, L.L.C., once the Company achieves commercial operation. The equity that Red Oak is to provide to the Company will be provided to Red Oak by AES, which owns all of the stock of Red Oak. AES files quarterly and annual audited reports with the Securities and Exchange Commission under the Securities Exchange Act of 1934, which are publicly available. Red Oak's equity contribution obligations are required to be supported by either an insurance bond or letter of credit. Currently those obligations are supported by an insurance bond issued to the collateral agent.

       The Company owns all of the equity interests in AES Red Oak Urban Renewal Corporation (URC), which was organized as an urban renewal corporation under New Jersey Law. As an urban renewal corporation under New Jersey law, portions of the facility can be designated as redevelopment areas in order to provide real estate tax and development benefits to the facility. URC has no operations outside of its activities in connection with the facility.





                                  (Page 7 of 14)

       On March 15, 2000, the Company issued $384 million in senior secured bonds for the purpose of providing financing for the construction of the facility and to fund, through the construction period, interest payments to the bondholders.

       Pursuant to an equity subscription agreement (See Note 3), Red Oak has agreed to contribute up to approximately $55.7 million to the Company to fund construction after the bond proceeds have been fully utilized.

2.    BASIS OF PRESENTATION

       In the Company's opinion, all adjustments necessary for a fair presentation of the unaudited results of operations for the three months ended June 30, 2000, and the period from March 15, 2000 (inception) through June 30, 2000 are included. All such adjustments are accruals of a normal and recurring nature. The results of operations for the three months ended June 30, 2000 and the period from March 15, 2000 (inception) through June 30, 2000, are not necessarily indicative of the results of operations to be expected for the full year.

       These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles, they should be read in conjunction with the audited financial statements for the period ended March 31, 2000 and notes thereto included in the Company's final prospectus dated August 11, 2000. In the opinion of management, all adjustments considered necessary for a fair presentation have been included.

3.    EQUITY SUBSCRIPTION AGREEMENT

       The Company, along with Red Oak, has entered into an Equity Subscription Agreement, pursuant to which Red Oak has agreed to contribute up to approximately $55.7 million to the Company to fund project costs. This amount is secured by an acceptable bond issued by Red Oak. Red Oak will fund these amounts as they come due upon the earlier of (a) expenditure of all funds that have been established for construction or (b) the occurrence, and during the continuation of, an event of default, as defined under the indenture governing its senior secured bonds. A portion of this equity requirement may be made in the form of affiliate debt, between Red Oak and the Company, which would be subordinate to the senior secured bonds.

4.    POWER PURCHASE AGREEMENT

       The Company and Williams have entered into a power purchase agreement
       (PPA) for the sale of all electric energy and capacity produced by the facility, as well as ancillary services and fuel conversion services. The term of the PPA is 20 years, commencing on the Commercial Operation Date
       (COD) defined in the PPA as the day the initial start up testing procedures have been successfully completed and notified to Williams by the Company. Payment obligations to the Company are guaranteed by The Williams Companies, Inc. Such payment obligations under the guarantee are capped at an amount




                                     (Page 8 of 14)
       equal to 125% of the sum of the principal amount of the senior secured bonds plus the maximum debt service reserve account required balance. The Company has provided Williams a guaranty issued by AES of specific payment obligations should the facility not achieve commercial operation by December 31, 2001. AES's liability under the guaranty is capped at $30 million. The Company has the option, and may be required under specific conditions described in the PPA, to replace the guaranty issued by AES with a letter of credit issued by a commercial bank. In such case, the repayment obligations with respect to drawings under the letter of credit are to be a senior debt obligation of the Company.

5.    COMMITMENTS AND CONTINGENCIES

       CONSTRUCTION - The Company has entered into a fixed-price turnkey construction agreement (EPC) with Raytheon Engineers and Constructors, Inc. (the Contractor) for the design, engineering, procurement and construction of the facility. The Company has prepaid the EPC in the amount of $288.6 million, representing a discounted fixed price. In consideration of the prepayment the Contractor issued in favor of the Company a letter of credit with an initial amount of $237.7 million to be reduced over the construction period. As of June 30, 2000, the letter of credit has been reduced by $25 million representing completion of certain construction milestones.

       MAINTENANCE SERVICES AGREEMENT - The Company has entered into an agreement with Siemens Westinghouse Power Corporation (Siemens). Siemens will provide the Company with specific combustion turbine maintenance services and spare parts for an initial term of between six and sixteen years. For the first six years of operation, the Company is committed to pay $306 per kilowatt hour of service. The value of this commitment is difficult to ascertain at this time due to the unknown operational mode Williams will require from the Company.

       WATER SUPPLY - The Company has entered into a contract with the Borough of Sayreville (the Borough) by which the Borough will provide untreated water to the Company. The contract has a term of 30 years with an option to extend for up to four additional five-year terms.

       INTERCONNECTION AGREEMENT - The Company has entered into an interconnection agreement with Jersey Central Power & Light Company d/b/a GPU Energy (GPU) to transmit the electricity generated by the facility to the transmission grid so that it may be sold as prescribed under the Company's PPA. The agreement is in effect for the life of the facility, yet may be terminated by mutual consent of both GPU and the Company under certain circumstances as detailed in the agreement. Costs associated with the agreement are based on electricity transmitted via GPU at a variable price, the PJM (Pennsylvania/New Jersey/Maryland) Tariff as charged by GPU to the Company, which is comprised of both service cost and asset recovery cost, as determined by GPU and approved by the Federal Energy Regulatory Committee.

       WATER SUPPLY PIPELINE - The Borough will design the Lagoon Water Pipeline, Lagoon Pumping Station and Sayreville Interconnection Number 2 in conformance with standard water system practice. The Company is responsible for selection of a contractor and for payment of all costs. The pipeline engineering and routing has been finalized. The construction contract has been awarded, pipeline materials have been procured and the




                                      (Page 9 of 14)
       construction will commence after closing of the right-of-way. The value of the pipeline contract is $971,000 and will be payable by December 2000.




ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS



CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this Form 10-Q, as well as statements made by the Company in periodic press releases and other public communications, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as "believes," "estimates," "plans," "projects," "expects," "may," "will," "should," "approximately," or "anticipates" or the negative thereof or other variations thereof or comparable terminology, or by discussion of strategies, each of which involves risks and uncertainties. The Company has based these forward-looking statements on its current expectations and projections about future events based upon its knowledge of facts as of the date of this Form 10-Q and its assumptions about future events.

All statements other than of historical facts included herein, including those regarding market trends, the Company's financial position, business strategy, projected plans and objectives of management for future operations and the anticipated commercial operation date of the facility, are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors outside of the Company's control that may cause the actual results or performance of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These risks, uncertainties and other factors include, among others, the factors discussed in the "Risk Factors" section of the Company's final prospectus dated August 11, 2000.

The Company has no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

GENERAL

The Company was formed on September 13, 1998 to develop, construct, own, operate and maintain its facility. The Company was dormant until March 15, 2000, the date of the sale of the senior secured bonds. The Company is in the development stage and has no operating revenues. The Company obtained $384.0 million of project financing from the sale of the senior secured bonds. The total cost of the construction of the Company's facility is estimated to be approximately $439.8 million, which will be financed by the proceeds from the sale of the senior secured bonds and the equity contribution described below. In late September 2000, the Company consummated an exchange offer whereby the holders of the senior secured bonds were able to exchange their privately placed senior secured bonds for registered senior secured bonds.



                               (Page 10 of 14)

The Company's facility is still under construction and is expected to be completed and operational by approximately December 31, 2001. The Company cannot assure that these expectations will be met.

EQUITY CONTRIBUTIONS

Under the equity subscription agreement, Red Oak is obligated to contribute up to approximately $55.7 million to the Company to fund project costs. Red Oak's obligation to make the contributions is, and will be, supported by an acceptable letter of credit or an acceptable bond.

RESULTS OF OPERATIONS

For the three months ended June 30, 2000 and the period from March 15, 2000 (inception) through June 30, 2000, costs in the amount of $34.5 million and $60.9 million respectively, pertaining to the cost of the construction of the Company's facility have been capitalized as Construction Work in Progress and are included as assets on the balance sheet. The Company has prepaid the EPC contract in the amount of $288.6 million and in consideration of the prepayment the Contractor issued in favor of the Company a letter of credit. As of June 30, 2000, the letter of credit has been reduced by $25 million representing completion of certain construction milestones resulting in prepaid construction costs in the amount of $263.6 million and included as assets on the balance sheet. Interest capitalized for the three months ended June 30, 2000 and the period from March 15, 2000 (inception) through June 30, 2000 was approximately $7.5 million and $8.9 million respectively. The cost of purchasing land for construction of the Company's facility has been separately identified on the Balance Sheets.

For the three months ended June 30, 2000 and the period from March 15, 2000 (inception) through June 30, 2000, general and administrative costs of $10,000 and $172,000 respectively were incurred. These costs did not directly relate to construction and are included as expenses in the Statement of Operations.

A portion of the proceeds from the sale of the senior secured bonds have not yet been expended on construction and were invested by the trustee. For the three months ended June 30, 2000 and the period from March 15, 2000 (inception) through June 30, 2000, the interest income earned on these invested funds was $634,000 and $754,000 respectively, and is included in the Statement of Operations.

For the three months ended June 30, 2000 and the period from March 15, 2000 (inception) through June 30, 2000, interest expense incurred on the portion of the bond proceeds expended during the construction period is capitalized to Construction in Progress, was approximately $7.5 million and $8.9 million respectively, and is included on the balance sheet. For the three months ended June 30, 2000 and the period from March 15, 2000 (inception) through June 30, 2000, interest expense incurred on the bond proceeds not spent on construction of the Company's facility was $1 million and $1.2 million respectively, and is included as interest expense in the Statement of Operations.

For the three months ended June 30, 2000 and the period from March 15, 2000 (inception) through June 30 2000, non-capitalizable costs plus interest expense and less interest income resulted in a net loss of approximately $380,000 and $625,000 respectively. The results of operations may not be


                                (Page 11 of 14)
comparable with the results of operations during future periods, especially when the Company's facility commences commercial operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company believes that the net proceeds from the sale of the senior secured bonds, together with the equity contribution, will be sufficient to
(1) fund the engineering, procurement, construction, testing and commissioning of the Company's facility until it is placed in commercial operation, (2) pay certain fees and expenses in connection with the financing and development of the Company's project and (3) pay project costs, including interest on the senior secured bonds. After the Company's facility is placed in commercial operation, it will depend on revenues under the power purchase agreement, and after the power purchase agreement expires, it will depend on revenues generated from market sales of electricity.

In order to provide liquidity in the event of cash flow shortfalls, the debt service reserve account will contain an amount equal to the debt service reserve account required balance through cash funding, issuance of the debt service reserve letter of credit or a combination of the two.

As of June 30, 2000, apart from commitments totaling $511,000 arising from the construction of our facility, we have committed to three additional capital expenditures totaling $1.8 million. These expenditures are for a water pipeline for $971,000, road modifications for $332,000 and a water pumping station for $500,000. We expect to pay these amounts in fiscal year 2000. These amounts are expected to be paid out of the proceeds from the sale of the outstanding bonds and the equity contribution. As of June 30, 2000, water inlet infrastructure and pump-house design was complete. The electrical supply to the pump-house design is currently 95% complete. The Company is seeking bids for the installation of this scope of work.

BUSINESS STRATEGY AND OUTLOOK

The Company's overall business strategy is to market and sell all of its net capacity, fuel conversion and ancillary services to Williams during the term of the power purchase agreement. After expiration of the power purchase agreement, the Company anticipates selling its facility's capacity, ancillary services and energy under a power purchase agreement or into the PJM power pool market. The Company intends to cause its facility to be managed, operated and maintained in compliance with the project contracts and all applicable legal requirements.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company's market risks are not materially different from those market risks described in the final prospectus dated August 11, 2000.



                              (Page 12 of 14)

                           PART II. OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


          a)  EXHIBITS


                 Exhibit Number                     Description
                 --------------                     -----------
                       27                     Financial data schedule


          b)  REPORTS ON FORM 8-K.


       The Company did not file any reports on Form 8-K during the quarter ended June 30, 2000.



                                (Page 13 of 14)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    AES RED OAK, L.L.C.





Date:  September 25, 2000               By:  /s/ John Ruggirello
                                            -------------------------
                                            JOHN RUGGIRELLO
                                            President




Date:  September 25, 2000               By:  /s/ Barry Sharp
                                             ------------------------
                                             BARRY SHARP
                                             Vice President and Chief Financial
                                             Officer (and principal accounting
                                             officer)






                                (Page 14 of 14)