Form 10-Q
period 2000-09-30
AES RED OAK LLC
filed 2000-11-13
CIK 1117445

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2000

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


                                 (Page 1 of 15)

                               AES RED OAK, L.L.C.

                                TABLE OF CONTENTS

                                                                               Page No.
                                                                               --------
PART I.  FINANCIAL INFORMATION

   Item 1.  Condensed Consolidated Financial Statements (unaudited)

               Condensed Consolidated Statements of Operations,
                  Three months ended September 30, 2000, Six months
                  ended September 30, 2000 and the period from
                  March 15, 2000 (inception) through September 30, 2000 .......    3

               Condensed Consolidated Balance Sheets
                  September 30, 2000 and March 31, 2000 .......................    4

               Condensed Consolidated Statements of Changes in Member's
                  Deficit, Period from March 15, 2000 (inception)
                  through September 30,  2000 .................................    5

               Condensed Consolidated Statements of Cash Flows, Six
                  months ended September 30, 2000 and the period from
                  March 15, 2000 (inception) through September 30, 2000 .......    6

               Notes to the Condensed Consolidated Financial Statements........    7

   Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations.............................   10

   Item 3.  Quantitative and Qualitative Disclosures
               About Market Risk...............................................   12

PART II. OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K...................................   13

SIGNATURES.....................................................................   14


                                 (Page 2 of 15)

                          PART I. FINANCIAL INFORMATION

               Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               AES RED OAK, L.L.C.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS,
   THREE MONTHS ENDED SEPTEMBER 30, 2000, SIX MONTHS ENDED SEPTEMBER 30, 2000
             AND THE PERIOD FROM MARCH 15, 2000 (INCEPTION) THROUGH
                               SEPTEMBER 30, 2000
                             (DOLLARS IN THOUSANDS)

                                                                                                      March 15, 2000
                                               Three Months Ended         Six Months Ended         (inception) through
                                               September 30, 2000        September 30, 2000         September 30, 2000
                                               ------------------        ------------------        -------------------
OPERATING EXPENSES
     General administrative costs.........         $   (11)                  $   (21)                  $  (183)
                                                   -------                   -------                   -------
     Operating Loss.......................             (11)                      (21)                     (183)

OTHER INCOME/EXPENSE
     Interest income......................             615                     1,248                     1,369
     Interest expense.....................            (792)                   (1,795)                   (1,999)
                                                   -------                   -------                   -------
NET LOSS..................................         $  (188)                  $  (568)                  $  (813)
                                                   =======                   =======                   =======


           See notes to condensed consolidated financial statements.

                                 (Page 3 of 15)

                               AES RED OAK, L.L.C.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      SEPTEMBER 30, 2000 AND MARCH 31, 2000
                             (DOLLARS IN THOUSANDS)

                                                                                            As of                  As of
                                                                                      September 30, 2000      March 31, 2000
ASSETS:
Current Assets:
Cash .........................................................................            $      32             $      26
Investments held by trustee-at cost, which approximates market value .........                6,197                 2,940
                                                                                          ---------             ---------
Total current assets .........................................................                6,229                 2,966

Prepaid Construction Costs ...................................................              227,609               288,573
Land .........................................................................                4,240                 4,240
Construction in progress .....................................................              106,445                26,398
Deferred financing costs - net of accumulated amortization of $443 and $10,
     respectively.............................................................               18,227                18,709
Investments held by trustee-at cost, which approximates market value .........               26,634                45,809
                                                                                          ---------             ---------
Total assets .................................................................            $ 389,384             $ 386,695
                                                                                          =========             =========

LIABILITIES AND MEMBER'S DEFICIT:
Current Liabilities:
Accounts payable .............................................................            $     418             $     213
Accrued Interest .............................................................                2,821                 1,598
Payable to affiliate .........................................................                1,974                   252
Payable to parent ............................................................                  984                   877
                                                                                          ---------             ---------
Total current liabilities ....................................................                6,197                 2,940

Bonds payable ................................................................              384,000               384,000
                                                                                          ---------             ---------
Total liabilities ............................................................              390,197               386,940
                                                                                          =========             =========
Commitments (Notes 4 and 5)

Member's deficit:
Common stock, $1 par value-10 shares authorized, none issued or outstanding ..                 --                    --
Deficit accumulated during the development stage .............................                 (813)                 (245)
                                                                                          ---------             ---------
Total member's deficit .......................................................                 (813)                 (245)
                                                                                          ---------             ---------
Total liabilities and member's deficit .......................................            $ 389,384             $ 386,695
                                                                                          =========             =========


            See notes to condensed consolidated financial statements.

                                 (Page 4 of 15)

                               AES RED OAK, L.L.C.
                        (A DEVELOPMENT STAGE ENTERPRISE)

         CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN MEMBER'S DEFICIT
                           PERIOD FROM MARCH 15, 2000
                     (INCEPTION) THROUGH SEPTEMBER 30, 2000

                             (DOLLARS IN THOUSANDS)

                                               Common Stock                Accumulated
                                            Shares        Amount       Deficit        Total
BALANCE, MARCH 15, 2000 ...........          --             --          --             --
Net Loss ..........................                                    $(245)         $(245)
                                            -----         -----        -----          -----
BALANCE, MARCH 31, 2000 ...........          --             --          (245)          (245)
Net Loss ..........................          --             --          (380)          (380)
                                            -----         -----        -----          -----
BALANCE, JUNE 30, 2000 ............          --             --          (625)          (625)
Net Loss ..........................          --             --          (188)          (188)
                                            -----         -----        -----          -----
BALANCE, SEPTEMBER 30, 2000 .......          --             --         $(813)         $(813)
                                            =====         =====        =====          =====

            See notes to condensed consolidated financial statements.

                                 (Page 5 of 15)

                               AES RED OAK, L.L.C.
                        (A DEVELOPMENT STAGE ENTERPRISE)

       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2000 AND THE PERIOD FROM MARCH 15, 2000 (INCEPTION)
                           THROUGH SEPTEMBER 30, 2000
                             (DOLLARS IN THOUSANDS)

                                                                                March 15, 2000
                                                         Six Months Ended     (inception) through
                                                        September 30, 2000     September 30, 2000
                                                        ------------------    -------------------
OPERATING ACTIVITIES:
Net loss .........................................        $    (568)            $    (813)
Amortization of deferred financing costs .........              433                   443
Change in:
Accounts Payable .................................              205                   418
Accrued interest .................................            1,223                 2,821
Payable to affiliates ............................            1,829                 2,958
                                                          ---------             ---------
Net cash provided by operating activities ........            3,122                 5,827
                                                          ---------             ---------
INVESTING ACTIVITIES:
Change in prepaid construction account ...........           60,964              (227,609)
Payments for construction in progress ............          (80,047)             (106,445)
Payments for land ................................             --                  (4,240)
Change in debt service reserve ...................           15,918               (32,831)
                                                          ---------             ---------
Net cash used in investing activities ............           (3,165)             (371,125)
                                                          ---------             ---------
FINANCING ACTIVITIES:
Proceeds from project debt issuance ..............             --                 384,000
Payments for deferred financing costs ............             --                 (18,719)
Other ............................................               49                    49
                                                          ---------             ---------
Net cash provided by financing activities ........               49               365,330
                                                          ---------             ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS ........                6                    32
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...               26                  --
                                                          ---------             ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD .........        $      32             $      32
                                                          =========             =========
SUPPLEMENTAL DISCLOSURE:
Interest paid ....................................        $  15,514             $  15,514
                                                          =========             =========

            See notes to condensed consolidated financial statements.

                                 (Page 6 of 15)

                               AES RED OAK, L.L.C.
                        (A DEVELOPMENT STAGE ENTERPRISE)

   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS THREE MONTHS ENDED AND
     SIX MONTHS ENDED SEPTEMBER 30, 2000 AND THE PERIOD FROM MARCH 15, 2000
                     (INCEPTION) THROUGH SEPTEMBER 30, 2000

1.   ORGANIZATION

     AES Red Oak, L.L.C. (the Company) was formed on September 13, 1998, in the State of Delaware, to develop, construct, own and operate an 830-megawatt
     (MW) gas-fired, combined cycle electric generating facility (the facility) in Sayreville, New Jersey. The Company was considered dormant until March 15, 2000, at which time it consummated a project financing and certain related agreements. The facility, currently under construction, will consist of three Westinghouse 501 FD combustion turbines, three unfired heat recovery steam generators, and one multicylinder steam turbine. The facility will produce and sell electricity, as well as provide fuel conversion and ancillary services, solely to Williams Energy Marketing and Trading Company (Williams) under a power purchase agreement with a term of 20 years that will commence on the facility's anticipated commercial operation date, December 31, 2001.

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

     On March 15, 2000, the Company issued $384 million in senior secured bonds for the purpose of providing financing for the construction of the facility and to fund, through the construction period, interest payments to the bondholders. In late September 2000, the Company consummated an exchange offer whereby the holders of the senior secured bonds exchanged their privately placed senior secured bonds for registered senior secured bonds.

                                 (Page 7 of 15)

     Pursuant to an equity subscription agreement (See Note 3), Red Oak has agreed to contribute up to approximately $55.7 million to the Company to fund construction after the bond proceeds have been fully utilized.

2.   BASIS OF PRESENTATION

     In the Company's opinion, all adjustments necessary for a fair presentation of the unaudited results of operations for the three months ended and six months ended September 30, 2000, and the period from March 15, 2000 (inception) through September 30, 2000 are included. All such adjustments are accruals of a normal and recurring nature. The results of operations for the three months ended and six months ended September 30, 2000 and the period from March 15, 2000 (inception) through September 30, 2000, are not necessarily indicative of the results of operations to be expected for the full year.

     These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles, they should be read in conjunction with the audited financial statements for the period ended March 31, 2000 and notes thereto included in the Company's prospectus dated August 11, 2000.

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

4.   POWER PURCHASE AGREEMENT

     The Company and Williams have entered into a power purchase agreement (PPA) for the sale of all electric energy and capacity produced by the facility, as well as ancillary services and fuel conversion services. The term of the PPA is 20 years, commencing on the Commercial Operation Date defined in the PPA as the day the initial start up testing procedures have been successfully completed and notified to Williams by the Company. Payment obligations to the Company are guaranteed by The Williams Companies, Inc. Such payment obligations under the guarantee are capped at an amount equal to 125% of the sum of the principal amount of the senior secured bonds plus the maximum debt service reserve account required balance. The Company has provided Williams a guaranty issued by AES of specific payment obligations should the facility not achieve commercial operation by December 31, 2001. AES's liability under the guaranty is capped at $30 million. The Company has the option, and may be required under specific conditions described in the PPA, to replace the guaranty issued by AES with a letter of credit issued by a commercial bank. In such case, the repayment obligations with respect to drawings under the letter of credit are to be a senior debt obligation of the Company.

                                 (Page 8 of 15)

5.   COMMITMENTS AND CONTINGENCIES

     CONSTRUCTION - The Company has entered into a fixed-price turnkey construction agreement (EPC) with Raytheon Engineers and Constructors, Inc. (the Contractor) for the design, engineering, procurement and construction of the facility. The Company has prepaid the EPC in the amount of $288.6 million, representing a discounted fixed price. In consideration of the prepayment, the Contractor issued in favor of the Company a letter of credit with an initial amount of $237.7 million to be reduced over the construction period. As of September 30, 2000, the letter of credit has been reduced by approximately $61 million representing completion of certain construction milestones.

     On July 7, 2000, Morrison Knudsen Corporation completed its acquisition of the Contractor and formed the Washington Group International, Inc. (The Washington Group). The Washington Group is comprised of Morrison Knudsen Corporation, Raytheon Engineers & Constructors and Westinghouse Government Services Group. The terms and conditions under the EPC and the letter of credit obligation remain unchanged.

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

     WATER SUPPLY - The Company has entered into a contract with the Borough of Sayreville (the Borough) by which the Borough will provide untreated water to the Company. The contract has a term of 30 years with an option to extend for up to four additional five-year terms. The Company is contractually committed to a minimum annual payment of $300,000. Based on estimated maximum usage, the Company believes that its annual payment will not exceed approximately $400,000.

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

     WATER SUPPLY PIPELINE - The Borough will design the Lagoon Water Pipeline, Lagoon Pumping Station and Sayreville Interconnection Number 2 in conformance with standard water system practice. The Company is responsible for selection of a contractor and for payment of all costs. The pipeline engineering and routing has been finalized. The construction contract has been awarded, pipeline materials have been procured and the construction will commence after closing of the right-of-way. The value of the pipeline contract is approximately $1 million and will be payable by December 2000. The construction contract for the Pumping Station has not been awarded. The value of the project is estimated to be approximately $500,000.

                                 (Page 9 of 15)

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

     All statements other than of historical facts included herein, including those regarding market trends, the Company's financial position, business strategy, projected plans and objectives of management for future operations and the anticipated commercial operation date of the facility, are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors outside of the Company's control that may cause the actual results or performance of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These risks, uncertainties and other factors include, among others, the following:

          -    unexpected construction delays,

          - unexpected problems relating to the start-up, commissioning and performance of the facility,

          -    the financial condition of third parties on which we depend,

          - an adequate merchant market after the expiration of the power purchase agreement,

          - capital shortfalls and access to additional capital on reasonable terms,

          -    inadequate insurance coverage,

          - unexpected expenses or lower than expected revenues once commercial operations have begun,

          -    environmental and regulatory compliance, and

          - the additional factors discussed in the "Risk Factors" section of the Company's prospectus dated August 11, 2000.

     The Company has no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

     GENERAL

     The Company was formed on September 13, 1998 to develop, construct, own, operate and maintain its facility. The Company was dormant until March 15, 2000, the date of the sale of the senior secured bonds. The Company is in the development stage and has no operating revenues. The Company obtained $384.0 million of project financing from the sale of the senior secured bonds. The total cost of the construction of the Company's facility is estimated to be approximately $439.8 million, which

                                 (Page 10 of 15)
     will be financed by the proceeds from the sale of the senior secured bonds and the equity contribution described below. In late September 2000, the Company consummated an exchange offer whereby the holders of the senior secured bonds exchanged their privately placed senior secured bonds for registered senior secured bonds.

     The Company's facility is still under construction and is expected to be completed and operational by approximately December 31, 2001. The Company cannot assure that these expectations will be met. See "--Cautionary Note Regarding Forward-Looking Statements."

     EQUITY CONTRIBUTIONS

     Under the equity subscription agreement, Red Oak is obligated to contribute up to approximately $55.7 million to the Company to fund project costs. Red Oak's obligation to make the contributions is, and will be, supported by an acceptable letter of credit or an acceptable bond.

     RESULTS OF OPERATIONS

     As of September 30, 2000 and March 31, 2000, Construction in Progress, which includes capitalized facility construction costs, was $106.4 million and $26.4 million, respectively. For the three months and six months ended September 30, 2000, capitalized facility construction costs were $45.6 million and $80.0 million, respectively. As discussed in greater detail below, Construction in Progress also includes the capitalization of construction related interest cost incurred on the portion of the bond proceeds expended during the construction period. These capitalized costs are included as assets on the balance sheet.

     The Company has prepaid the EPC contract in the amount of $288.6 million and in consideration of the prepayment the Contractor issued in favor of the Company a letter of credit. As of September 30, 2000, the letter of credit has been reduced by approximately $61 million, representing completion of certain construction milestones resulting in prepaid construction costs in the amount of $227.6 million and included as assets on the balance sheet. The cost of purchasing land for construction of the Company's facility has been separately identified on the Balance Sheets.

     For the three months and six months ended September 30, 2000 and the period from March 15, 2000 (inception) through September 30, 2000, general and administrative costs of $11,000, $21,000 and $183,000, respectively, were incurred. These costs did not directly relate to construction and are included as expenses in the Statement of Operations.

     A portion of the proceeds from the sale of the senior secured bonds have not yet been expended on construction and were invested by the trustee. For the three months and six months ended September 30, 2000 and the period from March 15, 2000 (inception) through September 30, 2000, the interest income earned on these invested funds was approximately $615,000, $1.2 million and $1.4 million, respectively, and is included in the Statement of Operations.

     As noted above, for the three and six months ended September 30, 2000 and the period from March 15, 2000 (inception) through September 30, 2000, construction related interest costs incurred on the portion of the bond proceeds expended during the construction period is capitalized to Construction in Progress, was approximately $7.5 million, $14.9 million and $16.3 million respectively, and is included on the balance sheet. For the three months and six months ended September 30, 2000 and the period from March 15, 2000 (inception) through September 30, 2000, interest cost incurred on the bond proceeds not spent on construction of the Company's facility was approximately $792,000, $1.8

                                 (Page 11 of 15)
     million and $2.0 million respectively, and is included as interest expense in the Statement of Operations.

     For the three and six months ended September 30, 2000 and the period from March 15, 2000 (inception) through September 30 2000, non-capitalizable costs plus interest cost and less interest income resulted in a net loss of approximately $188,000, $568,000 and $813,000 respectively. The results of operations may not be comparable with the results of operations during future periods, especially when the Company's facility commences commercial operations.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company believes that the net proceeds from the sale of the senior secured bonds, together with the equity contribution, will be sufficient to
     (1) fund the engineering, procurement, construction, testing and commissioning of the Company's facility until it is placed in commercial operation, (2) pay certain fees and expenses in connection with the financing and development of the Company's project and (3) pay project costs, including interest on the senior secured bonds. After the Company's facility is placed in commercial operation, it will depend on revenues under the power purchase agreement, and after the power purchase agreement expires, it will depend revenues generated from market sales of electricity.

     In order to provide liquidity in the event of cash flow shortfalls, the debt service reserve account will contain an amount equal to the debt service reserve account required balance through cash funding, issuance of the debt service reserve letter of credit or a combination of the two.

     As of September 30, 2000, apart from commitments totaling $541,000 arising from the construction of the facility, the Company has committed to three additional capital expenditures totaling $1.8 million. These expenditures are for a water pipeline for approximately $1 million, road modifications for an estimated $332,000 and a water pumping station for an estimated $500,000. The Company expects to pay these amounts in fiscal year 2000 with the proceeds from the sale of the senior secured bonds issued on March 15, 2000. As of September 30, 2000, water inlet infrastructure and pump-house design was complete. The electrical supply to the pump-house design is currently 95% complete. The Company is seeking bids for the installation of this scope of work.

     BUSINESS STRATEGY AND OUTLOOK

     The Company's overall business strategy is to market and sell all of its net capacity, fuel conversion and ancillary services to Williams during the 20-year term of the power purchase agreement. After expiration of the power purchase agreement, the Company anticipates selling its facility's capacity, ancillary services and energy under a power purchase agreement or into the PJM power pool market. The Company intends to cause its facility to be managed, operated and maintained in compliance with the project contracts and all applicable legal requirements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company's market risks are not materially different from those market risks described in its prospectus dated August 11, 2000.

                                 (Page 12 of 15)

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a)   EXHIBITS

               Exhibit Number         Description
               --------------         -----------
                     27           Financial data schedule

     b)   REPORTS ON FORM 8-K.

     The Company did not file any reports on Form 8-K during the quarter ended September 30, 2000.

                                 (Page 13 of 15)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       AES RED OAK, L.L.C.



Date:  November 13, 2000               By: /s/ John Ruggirello
                                           ----------------------------
                                           John Ruggirello
                                           President


Date:  November 13, 2000               By: /s/ Barry Sharp
                                          ------------------------------
                                          Barry Sharp
                                          Vice President and Chief Financial
                                          Officer (and principal accounting
                                          officer)


                                 (Page 14 of 15)