Form 10-K405
period 2000-12-31
AES RED OAK LLC
filed 2001-03-28
CIK 1117445

================================================================================

                      UNITED STATES SECURITIES AND EXCHANGE
                                   COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                    FORM 10-K

(MARK ONE)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ________

                        COMMISSION FILE NUMBER: 333-40478
                               AES RED OAK, L.L.C.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                             54-1889658
 (STATE OR OTHER JURISDICTION OF     (I.R.S. EMPLOYER IDENTIFICATION NO.)
  INCORPORATION OR ORGANIZATION)

1001 NORTH 19TH STREET, ARLINGTON, VIRGINIA                     22209
  (Address of principal executive offices)                    (Zip Code)

       Registrant's telephone number, including area code: (703) 522-1315

        Securities Registered Pursuant To Section 12(b) of The Act: NONE

        Securities Registered Pursuant To Section 12(g) of The Act: NONE

                          -----------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and 2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K [X]

As of March 26, 2001, there was one membership interest outstanding, which was held by AES Red Oak, Inc., the Company's parent and a wholly-owned subsidiary of The AES Corporation.

ALL OF THE REGISTRANT'S EQUITY SECURITIES ARE INDIRECTLY OWNED BY THE AES CORPORATION. REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT AUTHORIZED BY GENERAL INSTRUCTION I OF THE FORM 10-K.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

================================================================================

                                TABLE OF CONTENTS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS.....................................................2
    PART I   ............................................................................................3
         ITEM 1.      Business...........................................................................3
         ITEM 2.      Properties........................................................................36
         ITEM 3.      Legal Proceedings.................................................................36
         ITEM 4.      Submission of Matters to a Vote of Security Holders...............................36
    PART II  ...........................................................................................37
         ITEM 5.      Market For Registrant's Common Equity and Related Stockholder Matters.............37
         ITEM 6.      Selected Financial Data...........................................................37
         ITEM 7.      Management's Discussion and Analysis Of Financial Condition and Results of
                      Operations........................................................................37
         ITEM 7A.     Quantitative and Qualitative Disclosure About Market Risk.........................39
         ITEM 8.      Financial Statements and Supplemental Data........................................40
         ITEM 9.      Changes in and Disagreements with Accountants on Accounting and Financial
                      Disclosure........................................................................53
    PART III  ..........................................................................................54
         ITEM 10.     Directors and Executive Officers of the Registrant................................54
         ITEM 11.     Executive Compensation............................................................55
         ITEM 12.     Security Ownership of Certain Beneficial Owners and Management....................55
         ITEM 13.     Certain Relationships and Related Transactions....................................55
    PART IV  ...........................................................................................56
         ITEM 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K...................56

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS


Some of the statements in this Form 10-K, as well as statements made by us in periodic press releases and other public communications, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as "believes," "estimates," "plans," "projects," "expects," "may," "will," "should," "approximately," or "anticipates" or the negative thereof or other variations thereof or comparable terminology, or by discussion of strategies, each of which involves risks and uncertainties. We have based these forward-looking statements on our current expectations and projections about future events based upon our knowledge of facts as of the date of this Form 10-K and our assumptions about future events.

All statements other than of historical facts included herein, including those regarding market trends, our financial position, business strategy, projected plans and objectives of management for future operations and the anticipated commercial operation date of the facility, are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors outside of our control that may cause our actual results or performance to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These risks, uncertainties and other factors include, among others, the following:

-        unexpected construction delays,
- unexpected problems relating to the start-up, commissioning and performance of the facility,
-        the financial condition of third parties on which we depend,
- an adequate merchant market after the expiration of the power purchase agreement,
- capital shortfalls and access to additional capital on reasonable terms,
-        inadequate insurance coverage,
- unexpected expenses or lower than expected revenues once commercial operations have begun,
-        environmental and regulatory compliance, and
-        the additional factors that are unknown to us or beyond our control.

We have no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

                                     PART I

ITEM 1.   BUSINESS

GENERAL

         We are a Delaware limited liability company formed on September 13, 1998 to develop, construct, own, lease, operate and maintain a gas-fired electric generating power plant in the Borough of Sayreville, Middlesex County, New Jersey and manage the production of electric generating capacity, ancillary services and energy at our facility. We are a development stage company and currently have no operating revenues. While there can be no assurances, we expect to become commercially operational by approximately December 31, 2001. However, under the construction agreement, the guaranteed provisional acceptance date, subject to adjustment, is February 14, 2002, and the guaranteed final acceptance date is 13.5 months after the provisional acceptance date. After our commercial operation date, our sole business will be the ownership, leasing and operation of the project. Our facility will be designed, engineered, procured and constructed for us by Washington Group International, Inc. (formerly Raytheon Engineers & Constructors, Inc.) on a fixed-price, turnkey basis under the construction agreement. Siemens Westinghouse Power Corporation will provide combustion turbine maintenance services and spare parts with respect to the turbines for our facility under the maintenance services agreement for an initial term of 16 years from the date of execution of the agreement or after the twelfth scheduled outage for a turbine, whichever occurs first, unless we exercise our right to cancel the agreement after the first major outage of the turbines at approximately the sixth year of operation of the facility. AES Sayreville, a wholly owned subsidiary of AES, will provide development, construction management and operations and maintenance services for the project under the operations agreement. We will act as construction agent for our affiliate, AES URC, for the development and construction of part of the facility under the construction agency agreement. We own the land on which our facility will be located, and we will lease part of the facility from AES URC with an option to purchase.

         We have entered into a power purchase agreement for a term of 20 years under which Williams Energy, Inc. has committed to purchase all of the net capacity, fuel conversion and ancillary services of our facility. Net capacity is the maximum amount of electricity generated by our facility net of electricity used at our facility. Fuel conversion services consist of the combustion of natural gas in order to generate electric energy. Ancillary services consist of services necessary to support the transmission of capacity and energy. Williams Energy is obligated to supply us with all natural gas necessary to provide net capacity, fuel conversion services and ancillary services under the power purchase agreement. We anticipate that during the term of the power purchase agreement substantially all of our revenues will be derived from payments made under the power purchase agreement.

ORGANIZATIONAL STRUCTURE

         All of the equity interests in our company are owned by AES Red Oak, Inc., a wholly owned subsidiary of The AES Corporation. The AES Corporation will provide funds to AES Red Oak, Inc. so that AES Red Oak, Inc. can make an equity contribution to us to fund our project costs. AES Red Oak, Inc. currently has no operations outside of its activities in connection with our project and does not anticipate undertaking any unrelated operations. AES Red Oak, Inc. also owns all of the equity interest in AES Sayreville, L.L.C., which will provide development, construction management, and operations and maintenance services to us. AES Sayreville has no operations outside of its activities in connection with our project. AES Red Oak, Inc. has no assets other than its membership interests in us and AES Sayreville. The AES Corporation will supply AES Sayreville with personnel and services necessary to carry out its obligations to us.

         We also own all of the equity interests in AES Red Oak Urban Renewal Corporation, or AES URC, which was organized as an urban renewal corporation under New Jersey law so that portions of our project can be designated as redevelopment areas or projects in order to provide real estate tax and development benefits for our project. AES URC has no operations outside of its activities in connection with our project.

         The AES Corporation is a leading global power company committed to supplying electricity in a socially responsible way. The AES Corporation currently has assets of approximately $31 billion and employs approximately

27,000 people around the world. The AES Corporation is a public company and is subject to the informational requirements of the Securities Exchange Act of 1934 and, in accordance therewith, files reports, proxy statements and other information, including financial reports, with the SEC.

         The following organizational chart illustrates the relationship among us, AES Red Oak, Inc., AES Sayreville, The AES Corporation, and AES URC:



                               The AES Corporation
                                         |
                                         |
                                         |
                                AES Red Oak, Inc.
                                |               |
                                |               |
                                |               |
                   AES Red Oak, L.L.C.       AES Sayreville, L.L.C.
                           |
                           |
                           |
       AES Red Oak Urban Renewal Corporation



         Our principal executive offices are located at 1001 North 19th Street, Arlington, Virginia, 22209, c/o The AES Corporation. Our telephone number is
(703) 522-1315.

RECENT DEVELOPMENTS

         In documents filed with the Securities & Exchange Commission on March 2, 2001, Washington Group publicly announced that it was facing "severe near-term liquidity problems." Washington Group stated that it was in default under its senior credit facilities and that it was in discussions with the lenders under its credit facilities and other parties to attempt to solve its near-term liquidity problems. Washington Group stated that if it is unable to resolve its current financial situation, it may seek protection from its creditors under the United States Bankruptcy Code. Under the Agreement for Engineering, Procurement and Construction Services dated as of October 15, 1999, or the construction agreement, a bankruptcy filing by Washington Group constitutes an event of default.

         In response to these announcements, we requested and received from Washington Group (as successor in interest to Raytheon Engineers & Constructors), adequate assurances of their performance under the construction agreement with respect to the completion of our facility. Washington Group in response stated that it (1) intends to meet all of its obligations under the construction agreement, (2) plans to pay all subcontractors and suppliers on the project in accordance with the terms of their subcontracts and purchase orders, and (3) provided further assurance to a critical supplier by means of a $5 million contract payment to such supplier.

         As discussed in greater detail under "--Summary of Principal Project Contracts," the performance of all Washington Group's obligations under the construction agreement is secured by a letter of credit issued October 11, 2000 by Bank of America in our favor. The letter of credit represents the value of all unperformed work to date, and as of March 26, 2001, was $124.8 million. Additionally, under a Guaranty in our favor, effective as of October 15, 1999, all of Washington Group's obligations under the construction agreement are irrevocably and unconditionally guaranteed by the Raytheon Company.

         We are carefully monitoring the progress of construction at our facility for any work slowdowns or stoppages, neither of which has been noted to date. Although there can be no guarantees, based upon the letter of assurance we received from Washington Group, our current assessment of progress at the construction site, and the existence of both the letter of credit and the performance guaranty from Raytheon Company, we currently believe that our facility will become commercially operational as originally scheduled, by approximately December 31, 2001.

         Notwithstanding our current belief, if it becomes necessary to replace Washington Group under the construction agreement, we may experience significant construction delays. Additionally, we may not be able to find a replacement on favorable or reasonable terms. In the event the commercial operation date of our facility is significantly delayed or if we cannot find a replacement on favorable or reasonable terms, we may not have financial resources sufficient to meet our financial and contractual obligations, including the timely payment of principal and interest on our senior secured bonds.

COMPETITION

         Under the power purchase agreement, Williams Energy will be required to purchase all of our facility's capacity and energy. Therefore, during the term of the power purchase agreement, competition from other capacity and energy providers will become an issue only if the power purchase agreement is terminated or not performed in accordance with its terms. Following the term of the power purchase agreement, we anticipate selling facility capacity, ancillary services and energy under a new power purchase agreement or into the Pennsylvania-New Jersey-Maryland ("PJM") power pool market. At that time, we will face competition from other generating facilities selling into the PJM power pool market including, possibly, other facilities owned by The AES Corporation or its affiliates.

EMPLOYEES

         Other than the officers listed under "Directors and Executive Officers of the Registrant" section of this From 10-K, we have no employees and do not anticipate having any employees in the future. Under the operations agreement, AES Sayreville will manage the development and construction of and the operation and maintenance of our facility. The direct labor personnel and the plant operations management will be employees of The AES Corporation provided to AES Sayreville under a services agreement.

INSURANCE

         As owner of our site and lessee and owner of the facility, we will maintain a comprehensive insurance program as required under our various project contracts and the indenture governing our senior secured bonds and underwritten by recognized insurance companies. Among other insurance policies, we will maintain commercial general liability insurance, permanent property insurance for full replacement value of the facility and business interruption insurance covering at least 18 months of gross revenues less variable operating expenses. We have obtained title insurance in an amount equal to the principal amount of the bonds.

         AES Sayreville, as operator of our facility, will maintain, among other insurance policies, workers' compensation insurance (or evidence of self-insurance), if required, and comprehensive automobile bodily injury and property damage liability insurance.

PERMITS AND REGULATORY APPROVALS

         AES Sayreville, as operator of our facility, and us, as owner and lessee of our facility, must comply with numerous federal, state and local regulatory requirements including environmental requirements in the operation of our facility.

         On November 4, 1999, we received a certification from the Federal Energy Regulatory Commission ("FERC") that we are an exempt wholesale generator. Certification as an exempt wholesale generator exempts us from regulation under the Public Utility Holding Company Act of 1935. We will maintain this status so long as we continue to make only wholesale sales of electricity, which we intend to do. Prior to commercial operation, we will be required to file the power purchase agreement with FERC and obtain approval for the rates contained therein. We may also need to obtain FERC approval for sales of electricity at market-based rates after the power purchase agreement is no longer in effect.

         On January 28, 2000, we received our Prevention of Significant Deterioration Permit, or "air permit," from the New Jersey Department of Environmental Protection. The appeal period in respect of the air permit expired on February 28, 2000 and no appeal was filed. The air permit requires that our facility be constructed in a manner that will allow it to meet specified limitations on emissions of air pollutants. Under the construction agreement, Washington Group is required to construct our facility to meet these requirements.

         We are subject to a number of statutory and regulatory standards and required approvals relating to energy, labor and environmental laws. Although the necessary environmental permits for the commencement of construction of our facility have been obtained, we are required to comply with the terms of our environmental permits and to obtain other permits for the construction and operation of our facility. Several of the permits have not yet been obtained, and some cannot be obtained until operation of our facility has commenced. Under specific circumstances, delay in receipt of or failure to obtain the permits could delay completion of the construction of our facility or prevent the operation of our facility.

         Some permits that we have obtained in connection with our facility will require amendment prior to commercial operation of our facility and others will require renewal or reissuance during the life of our facility. While we have no reason to believe that the permits cannot be amended or will not be renewed or reissued, our inability to amend, renew or obtain reissuance of these permits in the future could cause the suspension of construction or operation of our facility.

         The permits that have been obtained and that will be obtained contain and will contain ongoing requirements. Failure to satisfy and maintain any permit conditions or other applicable requirements could delay or prevent completion of the construction of our facility, prevent the operation of our facility and result in additional costs.

SUMMARY OF PRINCIPAL PROJECT CONTRACTS

         While the Company believes that the following summaries contain the material terms of the principal project contracts, such summaries may not include all of the provisions of each agreement that each individual investor may feel is important. These summaries do not restate each agreement discussed herein and exclude certain definitions and complex legal terminology that may be contained in each relevant agreement. You should carefully read each agreement discussed herein, each of which is filed as an exhibit to this Form 10-K.

                            POWER PURCHASE AGREEMENT

         We have entered into a Fuel Conversion Services, Capacity and Ancillary Services Purchase Agreement, dated as of September 17, 1999 with Williams Energy, for the sale to Williams Energy of all of the electric energy and unforced capacity produced by our facility as well as ancillary services and fuel conversion services.

TERM

         The term of the power purchase agreement extends for 20 years after the first contract anniversary date, which is the last day of the month in which the commercial operation date occurs. The commercial operation date occurs when:

         - the initial start-up testing of our facility has been successfully completed;

         - we have received all approvals necessary to make the contemplated sales; and

         - we have obtained all required permits and authorizations for the operation of our facility.

         The term may be extended by Williams Energy for up to a total of 24 months for each hour during the initial term for which we are unable to deliver energy or ancillary services because of an event of force majeure.

         If the commercial operation date has not occurred by December 31, 2001 for any reason, including the continued existence of or delay caused by a force majeure event affecting us, other than any delay caused by any act or failure to act by Williams Energy or any of its affiliates where the action is required under the power purchase agreement, Williams Energy will have the right to terminate the power purchase agreement. We, however, can extend the commercial operation date to June 30, 2002 (i) if we provide an opinion from a third-party engineer that the commercial operation date will occur no later than June 30, 2002 (the "Free Extension Option"), or (ii) by giving Williams Energy written notice of the extension no later than November 30, 2001, and paying to Williams Energy a specified amount, for which we believe we have made adequate provision in our project budget, by no later than January 31, 2002 (the "First Paid Extension Option").

         If we qualify for the Free Extension Option or elect the First Paid Extension Option, if the commercial operation date has not occurred by June 30, 2002 for any reason, including, without limitation, the continued existence of or delay caused by a force majeure event affecting us, other than any delay caused by any act or failure to act by Williams Energy or any of its affiliates where the action is required under the power purchase agreement, we may elect to extend our obligation to achieve the commercial operation date up to and including June 30, 2003 by giving Williams Energy written notice of the estimated extension required no later than April 30, 2002 and paying to Williams Energy specified amounts (the "Second Paid Extension Option").

         If the commercial operation date does not occur by June 30, 2003 for any reason including the continued existence of or delay caused by a force majeure event affecting us, other than as a result of any act or failure to act by Williams Energy or any of its affiliates, where the action is required under the power purchase agreement, Williams Energy will have the absolute right to terminate the power purchase agreement unless it fails to terminate the power purchase agreement prior to the commercial operation date.

PURCHASE AND SALE OF CAPACITY AND FUEL CONVERSION SERVICES

         During the term, commencing with the commercial operation date, we will perform for Williams Energy on an exclusive basis, and Williams Energy will purchase and pay for, fuel conversion services. Fuel conversion services include the operation of our facility by us to combust natural gas delivered by Williams Energy in order to generate and deliver energy or to provide ancillary services. We will sell and make available to Williams Energy on an exclusive basis, and Williams Energy will purchase and pay for, our facility's net capacity and ability to generate electric energy. We may not sell, without the consent of Williams Energy in its sole discretion, capacity generated on the site but not from our facility.

         As instructed by us, Williams Energy will deliver or cause to be delivered to us at the natural gas delivery point on an exclusive basis all quantities of natural gas required by us to:

         -        generate net electric energy and/or ancillary services;

         -        perform start-ups;

         -        perform shutdowns; and

         - operate our facility during any period other than a start-up, shutdown or dispatch period for any reason.

         Williams Energy will at all times retain title to the natural gas delivered to us except that when our facility is operated during any period other than a start-up, shutdown or dispatch period title is transferred to us at the natural gas delivery point.

         Williams Energy will be solely responsible for all costs and expenses related to the supply and transportation of natural gas to the natural gas delivery point. We will be responsible for all costs and expenses related to the transportation, gathering or taxation of natural gas or its use or possession at and after the natural gas delivery point.

         Williams Energy will be responsible for the construction of all gas interconnection facilities. If the gas interconnection facilities have not been constructed and/or Williams Energy is unable for any reason to deliver natural gas to our facility by the date that our facility would otherwise be prepared to begin initial start-up testing, and but for the failure to provide the natural gas our facility is otherwise ready, or would otherwise have been ready, to begin testing, then Williams Energy will commence making payments to us for each day of the delay beginning on the start-up testing date and continuing until the date that natural gas is delivered to our facility for initial start-up testing, in an amount for each day of delay which is equal to one-thirtieth of the applicable total fixed payment. Upon the expiration of the power purchase agreement or any termination of the power purchase agreement as the result of Williams Energy's default thereunder, we will have the right to purchase the gas interconnection facilities from Williams Energy, or if Williams Energy does not own the gas interconnection facilities, Williams Energy will assign to us all of its rights to transportation services using the gas interconnection facilities.

PRICING AND PAYMENTS

         For each month of the term after the commercial operation date, Williams Energy will pay us for our facility's net capacity, successful start-ups and associated shutdowns, ancillary services and fuel conversion services at the applicable rates set forth in the power purchase agreement. Each monthly payment by Williams Energy will consist of a total fixed payment, a variable operations and maintenance payment and an energy exercise fee. The total fixed payment, which is payable regardless of facility dispatch by Williams Energy but is subject to adjustment based on facility availability, is calculated by multiplying an unforced capacity rate for each contract year by the temperature adjusted unforced capacity in the billing month and adding to that the product of the fuel conversion option demand charge and the average facility capacity for that month. The total fixed payment is anticipated to be sufficient to cover our debt service and fixed operating and maintenance costs and to provide us a return on equity. The variable operations and maintenance payment is intended to cover our variable operating and maintenance costs and escalates annually based on an escalation index set forth in the power purchase agreement. The energy exercise fee is intended to compensate us for each successful start-up. We may receive heat rate bonuses or be required to pay heat rate penalties.

         Prior to the commercial operation date, and during some facility tests thereafter, we will purchase natural gas from Williams Energy. Williams Energy will sell to us the natural gas at prices specified in the power purchase agreement, and we will sell to Williams Energy at the electric delivery point any net electric energy produced during the periods at the hourly integrated market clearing marginal price for electric energy at the location where it is delivered or received, calculated pursuant to the terms of the operating agreement of PJM Interconnection, LLC, which is the independent system operator that operates the transmission system to which our facility will interconnect. We will be solely responsible for any fines or penalties resulting from the delivery of the net electric energy at the electric delivery point when the delivery is made without the authorization of PJM, Jersey Central Power, which is the host utility, or FERC.

         Williams Energy will be entitled to an annual fuel conversion volume rebate if its dispatch of our facility exceeds specified levels and monthly non-dispatch payments if, under some circumstances, our facility does not deliver, in whole or in part, the requested net electric energy requested by Williams Energy. All fuel conversion volume rebate payments and non-dispatch payments will be made to Williams Energy after debt service and certain other payments but prior to any distribution to holders of equity interests in our company. Fuel conversion volume rebate payments and any non-dispatch payments owed to Williams Energy and not paid when due will be paid, together with interest thereon, when funds become available to us at the priority level described above. A separate reserve account must be maintained by us and our lenders and we must deposit to that account on a monthly basis, from our cash flow, any applicable and unpaid non-dispatch payment plus a ratable amount of the maximum fuel conversion volume rebate amount that Williams Energy may have earned. Amounts held in that reserve account will be used to pay, to the extent owed, the fuel conversion volume rebate and non-dispatch payments.

PROJECT DEVELOPMENT

         We will provide to Williams Energy not later than 10 days after the completion of initial start-up testing, pertinent written data substantiating our facility's capability to provide net facility capacity and, no later than 30 days prior to the commercial operation date, pertinent written data depicting our facility's temperature-adjusted net capacity and temperature-adjusted unit capacity.

         We will, at our own cost and expense, obtain as and when required all approvals, permits, licenses and other authorizations from governmental authorities as may be required for us to construct, operate and maintain our facility, the interconnection facilities and protective gas apparatus and to perform its obligations under the power purchase agreement, and during the term, we will obtain all additional governmental approvals, permits, licenses and authorizations as may be required with respect to our facility as soon as practicable.

INITIAL START-UP TESTING; COMMERCIAL OPERATION

         We will provide to Williams Energy (i) written notice, at least 30 days in advance, of the expected commercial operation date and (ii) a copy of the notice of commercial operation within 5 days after the commercial operation date. Williams Energy will have the right to be present at initial start-up testing of our facility. Costs and expenses incurred in connection with initial start-up testing and any testing thereafter to demonstrate our net capacity will be borne by us. The costs and expenses include the cost of natural gas and transmission costs associated with the transmission of the electrical energy produced. We will be solely responsible for any fines and penalties resulting from the unauthorized delivery of net electric energy at the electric delivery point.

INTERCONNECTION AND METERING EQUIPMENT

         At our sole cost and expense, we will own and design, construct, install and maintain, or be responsible for the design, construction, installation and maintenance of our facility, the interconnection facilities and protective gas apparatus needed to generate and deliver net electric energy and/or ancillary services to the electric delivery point in order to fulfill our obligations under the power purchase agreement, including all interconnection facilities and protective gas apparatus that may be located at any switchyard and/or substation to be built at our facility. Our facility, interconnection facilities and protective gas apparatus will be designed, constructed and completed in a good and workmanlike manner and in accordance with accepted electrical practices (with respect to our facility and interconnection facilities) or in accordance with standard gas industry practices (with respect to protective gas apparatus), so that the expected useful life of our facility, the interconnection facilities and protective gas apparatus will be not less than the term of the power purchase agreement.

         Williams Energy will be responsible for the installation, maintenance and testing of the natural gas interconnection facilities and natural gas metering equipment, to the extent not otherwise installed, maintained and tested by the supplier of gas transportation services, as reasonably approved by us. Except under limited circumstances, we will not enter into any modification or amendment of the interconnection agreement with Jersey Central Power without the prior written consent of Williams Energy.

         All electric metering equipment and gas metering equipment, whether owned by us or by a third party, will be operated, maintained and tested in accordance with accepted electrical practices, in the case of the electric metering equipment, and in accordance with applicable industry standards, in the case of the gas metering equipment.

OPERATION AND DISPATCH

         Our facility and the interconnection facilities will be operated in accordance with accepted electrical practices and applicable requirements and guidelines of Jersey Central Power pursuant to the interconnection agreement. The protective gas apparatus will be operated in accordance with standard gas industry practices. If there is a conflict between the terms and conditions of the power purchase agreement and Jersey Central Power requirements, the Jersey Central Power requirements will control.

         We will operate our facility in parallel with Jersey Central Power's electrical system in accordance with the interconnection agreement. When dispatched by Williams Energy, we will operate our facility and each unit thereof with automatic regulation equipment in service.

         The power purchase agreement acknowledges that Jersey Central Power has the right to require us to disconnect our facility from its electrical system, or otherwise curtail, interrupt or reduce deliveries of net electric energy, in accordance with the terms of the interconnection agreement. If our facility has been disconnected for these reasons, Williams Energy will continue to be obligated to make total fixed payments for at least 24 hours after the occurrence of disconnection of our facility by Jersey Central Power.

         We will use commercially reasonable efforts to correct promptly any condition at our facility which necessitates the disconnection of our facility from Jersey Central Power's electrical system or the reduction, curtailment or interruption of electrical output of our facility.

         Williams Energy will have the exclusive right to use the net electric energy and ancillary services and to schedule the operation of our facility or a unit thereof in accordance with the provisions of the power purchase agreement; however, the scheduling must be consistent with the design limitations of our facility, applicable law, regulations and permits, and the agreements and the manuals of PJM.

         Williams Energy and our company will perform each of our respective obligations in a manner that avoids the creation of cashout obligations or imbalance penalties imposed by the natural gas transporter. Williams Energy will try to minimize any imbalance charges under a transporter's tariff and thereafter we will be responsible for imbalance charges levied by the natural gas transporter to the extent that the charges result from: (i) an imbalance caused by us greater than the allocable tolerance in the transporter's tariff or
(ii) our failure to promptly notify Williams Energy of a change in the operation of our facility that would cause any imbalance.

         If we or one of our affiliates does not directly operate our facility, we will enter into an agreement with a reputable firm prior to the commercial operation date for the operation and maintenance of our facility. The choice of the firm will be subject to the prior review and approval of Williams Energy.

FORCE MAJEURE

         A party will be excused from performing its obligations under the power purchase agreement and will not be liable in damages or otherwise to the other party if and to the extent the party declares that it is unable to perform or is prevented from performing an obligation under the power purchase agreement by a force majeure condition, except for any obligations and/or liabilities under the power purchase agreement to pay money, which will not be excused, and except to the extent an obligation accrues prior to the occurrence or existence of a force majeure condition as long as:

         - the party declaring its inability to perform by virtue of force majeure, as promptly as practicable after the occurrence of the force majeure condition, but in no event later than 5 days thereafter, gives the other party written notice describing, in detail, the nature, extent and expected duration of the force majeure condition;

         - the suspension of performance is of no greater scope and of no longer duration than is reasonably required by the force majeure condition;

         - the party declaring force majeure uses all commercially reasonable efforts to remedy its inability to perform; and

         - as soon as the party declaring force majeure is able to resume performance of its obligations excused as a result of the force majeure condition, it will give prompt written notification thereof to the other party.

         Irrespective of whether the force majeure condition is declared by Williams Energy or us, the time period of a force majeure will be excluded from the calculation of all payments under the power purchase agreement and Williams Energy will be under no obligation to pay us any of the payments described in the power purchase agreement. If Williams Energy declares a force majeure, however, it will continue to pay us only the applicable monthly total fixed payment as described in the power purchase agreement until the earlier of (i) the termination of the force majeure condition or (ii) the termination of the power purchase agreement. Furthermore, if a force majeure declared by us due to an action or inaction of Jersey Central Power that prevents us from delivering net electric energy to the electric delivery point, Williams Energy will continue to pay the applicable portion of the total fixed payment for the first 24 hours of the period.

         Notwithstanding anything to the contrary contained in the power purchase agreement, except as may expressly be provided in the power purchase agreement, the term force majeure will not include or excuse a party's performance in the following circumstances:

         - Except as otherwise set forth in the power purchase agreement, the failure to complete our facility by or to achieve the commercial operation date as extended under the power purchase agreement, which failure is caused by, arises out of or results from our acts or omissions, and/or from the acts or omissions of any third party, unless, and then only to the extent that, any acts or omissions of the third party (i) would itself be excused under the power purchase agreement by virtue of a force majeure condition, or (ii) is the result of a failure of Williams Energy to provide fuel to our facility under the power purchase agreement;

         - Any reduction, curtailment or interruption of generation or operation of our facility, or of the ability of Williams Energy to accept or transmit net electric energy, whether in whole or in part, which reduction, curtailment or interruption is caused by or arises from the acts or omissions of any third party providing services or supplies to the party claiming force majeure, including any vendor or supplier to either party of materials, equipment, supplies or services, or any inability of Jersey Central Power to deliver net electric energy to Williams Energy, unless, and then only to the extent that, any acts or omissions would itself be excused under the power purchase agreement as a force majeure;

         - Any outage, whether or not due to our fault or negligence attributable to a defect or inadequacy in the manufacture, design or installation of our facility that prevents, curtails, interrupts or reduces the ability of our facility to generate net electric energy or our ability to perform our obligations under the power purchase agreement;

         - To the extent that the party claiming force majeure failed to prevent or remedy the force majeure condition by taking all commercially reasonable acts (short of litigation, if the remedy requires litigation) and, except as otherwise provided in the power purchase agreement, failed to resume performance under the power purchase agreement with reasonable dispatch after the termination of the force majeure condition;

         - To the extent that the claiming party's failure to perform was caused by lack of funds;

         - To the extent Williams Energy is unable to perform due to a shortage of natural gas supply not caused by an event of force majeure; or

         - Because of an increase or decrease in the market price of electric energy/capacity or natural gas or because it is uneconomic for the party to perform its obligations under the power purchase agreement.

         Neither party will be required to settle any strike, walkout, lockout or other labor dispute on terms which, in the sole judgment of the party involved in the dispute, are contrary to its interest.

         Williams Energy will have the right to terminate the power purchase agreement if we have declared a force majeure and the effect of said force majeure has not been fully corrected or alleviated within 18 months after the date said force majeure was declared. Williams Energy, however, will not have the right to terminate the power purchase agreement if (i) the force majeure was caused by Williams Energy or (ii) the force majeure event does not prevent or materially limit Williams Energy's ability to sell our facility net capacity into or through the PJM power pool market or to a third party.

EVENTS OF DEFAULT; TERMINATION; REMEDIES

         The following will constitute events of default under the power purchase agreement:

         - breach of any term or condition of the power purchase agreement, including, but not limited to, (i) any failure to maintain or to renew any security, (ii) any breach of a representation, warranty or covenant or (iii) failure of either party to make a required payment to the other party;

         - our facility is not available to provide fuel conversion services or ancillary services to Williams Energy during any period of 180 consecutive days after the occurrence of the commercial operation date, except as may be excused by force majeure or the absence of available natural gas, or if non-availability is caused by act or failure by Williams Energy where the action is required by the power purchase agreement;

         - we sell or supply net electric energy, ancillary services or capacity from our facility, or agrees to do the same, to any person or entity other than Williams Energy, without the prior approval of Williams Energy;

         - our failure for 30 consecutive days to perform regular and required maintenance, testing or inspection of the interconnection facilities, our facility and/or other electric equipment and facilities where the failure is material;

         - our failure for 30 consecutive days to correct or resolve a material violation of any code, regulation and/or statute applicable to the construction, installation, operation or maintenance of our facility, the interconnection facilities, protective gas apparatus or any other electric equipment and facilities required to be constructed and operated under the power purchase agreement when the violation impairs our continued ability to perform its obligations under the power purchase agreement;

         - involuntary bankruptcy or insolvency of either party that continues for more than 60 days;

         -        voluntary bankruptcy or insolvency by either party;

         - any modifications, alterations or other changes to our facility by or on our behalf which prevent us from fulfilling, or materially diminish our ability to fulfill, its obligations, duties, rights and responsibilities under the power purchase agreement and which after reasonable notice and opportunity to cure, are not corrected;

         - there will be outstanding for more than 60 days any unsatisfied final, non-appealable judgment against us in an amount exceeding $500,000, unless the existence of the unsatisfied judgment will not materially affect our ability to perform its obligations under the power purchase agreement; and

         - The AES Corporation will cease to own, directly or indirectly, beneficially and of record, at least 50 percent of the equity interests in our company, or will cease to possess the power to direct or cause the direction of our company's management or policies, or any person, other than The AES Corporation or an affiliate, authorized to act as a power marketer by FERC or any affiliate of the person will own, directly or indirectly, beneficially or of record, any of the equity interests in our company.

         Upon the occurrence of any event of default, other than a bankruptcy-related event of default, for which no notice will be required or opportunity to cure permitted, the party not in default, to the extent the party has actual knowledge of the occurrence of the event of default, will give prompt written notice of the default to the defaulting party. The notice will set forth, in reasonable detail, the nature of the default and, where known and applicable, the steps necessary to cure the default. The defaulting party will have 30 days, two business days in the case of a default related to the breach of a representation, warranty or covenant, following receipt of the notice either to cure the default or commence in good faith all the steps as are necessary and appropriate to cure the default if the default cannot be completely cured within the 30-day period.

         If the defaulting party fails to cure the default or take the steps as provided under the preceding paragraph, and immediately upon the occurrence insolvency or the filing of a voluntary petition for bankruptcy, the power purchase agreement may be terminated by the non-defaulting party, without any liability or responsibility whatsoever, by written notice to the party in default hereof. The power purchase agreement will then terminate and the non-defaulting party may exercise all rights and remedies as are available to it to recover damages caused by the default, seek specific performance or exercise other rights and remedies that it may have in equity or at law.

SECURITY

         We have agreed to compensate Williams Energy for any actual damages it suffers or incurs as the result of Williams Energy's reliance upon the delivery of our facility net capacity, ancillary services and fuel conversion services, by December 31, 2001 as such date is extended in accordance with the terms of the power purchase agreement to the extent said damages cannot be mitigated fully. We further agree that the damages Williams Energy may suffer under these circumstances will be any and all reasonable costs incurred by Williams Energy in excess of costs that would have been incurred had the commercial operation date occurred on or before December 31, 2001, as the date may be extended under the power purchase agreement.

         Under the power purchase agreement, we must provide financial security to Williams Energy for our performance and payment obligations under the power purchase agreement in the initial amount of $30 million, which will be reduced to $10 million on the commercial operation date and will remain in effect during the term. We may, at any time at our option, elect to either provide the financial security in the form of a guaranty of The AES Corporation or in the form of a single letter of credit, satisfactory to Williams Energy in form and substance, upon which Williams Energy may draw if our facility does not achieve the commercial operation date by the date specified in the power purchase agreement, as the date may be extended, and after the commercial operation date as specified in the power purchase agreement. If the financial security contains an expiration date, either express or implied, we will renew the financial security not later than 10 days prior to the expiration date and will provide written notice of the renewal to Williams Energy at the same time. If we fail to renew the financial security as set forth above, Williams Energy is entitled to demand and receive payment thereunder on or after three days after written notice of the failure is provided to us, and the amount drawn will be deposited in an interest bearing escrow account and will be returned to us at the commercial operation date unless otherwise drawn on by Williams Energy in satisfaction of our obligations under the foregoing security provisions.

         The letter of credit referred to above must be issued by a financial institution that at all times during the term of the letter of credit meets and maintains the following criteria: (i) a U.S. or foreign bank rated "C" or better by Thompson Bankwatch; or (ii) a U.S. or foreign bank, surety company or financial institution whose senior debt has the rating listed below by two of the three rating agencies: Standard & Poor's: "A-" or better; Moody's: "A3" or better; Duff & Phelps: "A-" or better.

         If the bank, surety company or financial institution fails to maintain the ratings criteria, then upon 30 days, written notice from Williams Energy, we are required to obtain equivalent security from another bank, surety company or financial institution meeting the above stated criteria.

         No later than the closing on financing for our facility, Williams Energy is required to provide to us a guarantee of Williams Energy's performance and payment obligations under the power purchase agreement issued by The Williams Companies, Inc. or its affiliate. If at any time Moody's or Standard & Poor's rates the long term senior unsecured debt of The Williams Companies, Inc. lower than investment grade and the rating agency does not reestablish within 60 days an investment grade rating for the debt, then Williams Energy will provide alternative credit support reasonably acceptable to us within 90 days of the day on which the debt was rated lower than investment grade.

                             CONSTRUCTION AGREEMENT

         We have entered into an Agreement for Engineering, Procurement and Construction Services, dated as of October 15, 1999, with Washington Group (as successor contractor) under which Washington Group will perform services in connection with the design, engineering, procurement, site preparation and clearing, civil works, construction, start-up, training and testing and to provide all materials and equipment (excluding operational spare parts), machinery, tools, construction fuels, chemicals and utilities, labor, transportation, administration and other services and items (collectively and separately, the services) for our facility. Washington Group's obligations under the construction agreement are guaranteed by Raytheon Company. SEE "--Recent Developments" for further information regarding Washington Group.

WASHINGTON GROUP INTERNATIONAL SERVICES AND OTHER OBLIGATIONS

         Washington Group will complete our project by performing or causing to be performed all of the services. The services will include: engineering and design; construction and construction management; providing us design documents, instruction manuals, a project procedures manual and quality assurance plan; procurement of all materials, equipment and supplies and all contractor and subcontractor labor and manufacturing and related services; providing a spare parts list; providing all labor and personnel; obtaining all applicable permits; performing inspection, expediting, quality surveillance and traffic services; transporting, shipping, receiving and marshaling all materials, equipment and supplies and other items; providing storage for all materials, supplies and equipment and procurement or disposal of all soil and gravel (including remediation and disposal of specific hazardous materials); providing for design, construction and installation of electrical interconnection facilities (including electric metering equipment, automatic regulation equipment, protective apparatus and control system equipment) and reviewing other utility interconnections to our facility (including gas and water pipelines); performing performance tests; providing for start-up and initial operation functions; providing specified spare parts, waste disposal services, chemicals, consumables and utilities.

         The services will also include: training our personnel prior to provisional acceptance; providing us and our designee with access to the site; obtaining additional necessary real estate rights; cleaning-up and waste disposal (including hazardous materials brought to the site by Washington Group or the subcontractors); submitting a project schedule and progress reports; paying of contractor taxes; making employee identification and security arrangements; protecting adjoining utilities and public and private lands from damage; paying appropriate royalties and license fees; providing final releases and waivers to us; posting collateral or providing other assurances if major subcontractors fail to furnish final waivers; maintaining labor relations and project labor agreements; providing further assurances; coordinating with other contractors; and causing Washington Group to execute and deliver the related guaranty.

CONSTRUCTION AND START-UP

         Washington Group will perform certain services in accordance with prudent utility practices, generally accepted standards of professional care, skill, diligence and competence applicable to engineering, construction and project management practices, all applicable laws, all applicable permits, the real estate rights, the quality assurance plan, the electrical interconnection requirements, the environmental requirements and safety precautions set forth in the construction agreement, and all of the requirements necessary to maintain the warranties granted by the subcontractors under the construction agreement. Washington Group will perform the services in accordance with our project schedule and will cause:

         - each construction progress milestone to be achieved on or prior to the applicable construction progress milestone date;

         - provisional acceptance of our facility to occur on or prior to the guaranteed provisional acceptance date (February 14, 2002, as may be adjusted under the construction agreement); and

         - final acceptance of our facility to occur on or before the guaranteed final acceptance date (13.5 months after the guaranteed provisional acceptance date, as defined under the construction agreement).

         Washington Group will perform the services so that our facility, when operated in accordance with the instruction manual and the power purchase agreement operating requirements as of provisional acceptance and final acceptance, will comply with all applicable laws and applicable permits, the electrical interconnection requirements and the guaranteed emissions limits in accordance with the completed performance test requirements.

CONTRACT PRICE AND PAYMENT

         The adjusted contract price may either be paid in installments in accordance with the payment and milestone schedule or be prepaid as described in the collateral agency agreement. The adjusted contract price was prepaid in the amount of $295.7 million ($288.6 million of which was paid at closing), which included base scope changes through March 15, 2000. The contract price may be adjusted as a result of scope changes. We will make scheduled reductions in the amount available under the letter of credit posted by Washington Group upon receipt of Washington Group request unless the independent engineer fails to confirm the matters certified to by Washington Group in the request, in which case we may defer the scheduled reductions in the amount available under the letter of credit posted by Washington Group until the condition is satisfied. We will withhold from each scheduled reduction in the amount available under the letter of credit posted by Washington Group, other than our project completion reduction, 10% of the requested reduction until after final acceptance. At final acceptance, we will pay all retainage except for 150% of the cost of completing all punch list items and the lesser of (i) 150% of the cost of repairing or replacing any items that have already been repaired or replaced by Washington Group and (ii) $1 million. We will pay our project completion payment, including all remaining retainage, within 30 days after project completion. Within 30 days of the first anniversary of the earlier of provisional acceptance or final acceptance, we will, so long as project completion has occurred, pay all remaining retainage. Upon the termination of the construction agreement, Washington Group will be entitled to retain funds that were prepaid by us in the amount of a termination payment equal to the scheduled payments due and owing, retainage and termination costs incurred by Washington Group and subcontractors. We are not obligated to make any payment to Washington Group at any time Washington Group is in material breach of the construction agreement, unless Washington Group is diligently pursuing a cure and instead, because the construction contract was prepaid by us, will be able to receive funds under the letter of credit posted by Washington Group.

OUR SERVICES

         Our responsibilities include: designating a representative for our project; furnishing Washington Group access to the site; securing specified real estate rights; providing specified start-up personnel; furnishing specified spare parts, water disposal services and consumables; providing permanent utilities for the start-up, testing and operation of our facility; providing raw and potable water arrangements; providing fuel supply arrangements; providing electrical interconnection facilities arrangements; furnishing approvals; administering third-party contracts; causing the AES Corporation to provide a pre-financial closing guaranty.

         If we fail to meet any of our obligations under the construction agreement, then, to the extent that Washington Group was reasonably delayed in the performance of the services as a direct result thereof, an equitable adjustment to one or more of the contract price, the guaranteed completion dates, the construction progress milestone dates, the payment and milestone schedule and our project schedule, and, as appropriate, the other provisions of the construction agreement that may be affected thereby, will be made by agreement between us and Washington Group.

COMPLETION AND ACCEPTANCE OF OUR PROJECT

MECHANICAL COMPLETION

         Mechanical completion will be achieved when:

         - All equipment and facilities necessary for the full, safe and reliable operation of our facility have been properly constructed, installed, insulated and protected where required, and correctly adjusted, and can be safely used for their intended purposes in accordance with the instruction manual and all applicable laws and applicable permits;

         - The tests required for mechanical completion that are identified in the construction agreement have been successfully completed;

         - Our facility is fully and properly interconnected and synchronized with the electrical system of Jersey Central Power in accordance with the electrical interconnection requirements, and all features and equipment of our facility are capable of operating simultaneously; and

         - The complete performance by Washington Group of all the services relating to our facility under the construction agreement, except for any remaining punch list items, performance tests, power purchase agreement output tests and reliability run applicable thereto, in compliance with the standards of performance set forth in the construction agreement, so that our facility meets all of the requirements set forth in the construction agreement applicable thereto but excluding the achievement of the guaranteed emission limits and the performance guarantees.

         When Washington Group believes that it has achieved mechanical completion, it will deliver to us the notice of mechanical completion. Within 5 days of receipt of the notice of mechanical completion, if we are satisfied that the mechanical completion requirements have been met, we will deliver to Washington Group a mechanical completion certificate. If reasonable cause exists for doing so, we will notify Washington Group in writing that mechanical completion has not been achieved, stating the reasons therefor. If mechanical completion has not been achieved as so determined by us, Washington Group will promptly take the action or perform the additional services as will achieve mechanical completion of our facility and will issue to us another notice of mechanical completion. The procedure will be repeated as necessary until mechanical completion of our facility has been achieved.

PERFORMANCE TESTS AND POWER PURCHASE AGREEMENT OUTPUT TESTS

         Once mechanical completion has been achieved, Washington Group will perform the performance tests in accordance with criteria set forth in the construction agreement. Washington Group will give us notice of the performance tests. We will arrange for the disposition of output during start-up and testing. Washington Group may declare the performance test to be a completed performance test if during the tests the operation of our facility complies with applicable laws, applicable permits, Guaranteed Emissions Limits and other required standards.

PROVISIONAL ACCEPTANCE

         Provisional acceptance will be achieved upon the earlier of final acceptance or when:

         - Washington Group has caused a completed performance test in which our facility demonstrates an average net electrical output of 95% (or higher) of the electrical output guarantee and 105% (or lower) of the gas-based heat rate guarantee.

         - Our facility has achieved, and continues to satisfy, the requirements of mechanical completion.

When Washington Group believes that it has achieved provisional acceptance of our facility, it will deliver to us a notice of provisional acceptance. The guaranteed provisional acceptance date under the construction agreement is February 14, 2002, as may be adjusted under the construction agreement. If it is satisfied that the provisional acceptance requirements have been met, we will deliver to Washington Group a provisional acceptance certificate. If reasonable cause exists for doing so, we will notify Washington Group writing that provisional acceptance of our facility has not been achieved, stating the reasons therefor. If we determine that provisional acceptance of our facility has not been achieved, Washington Group will promptly take the action or perform the additional services as will achieve provisional acceptance and, if Washington Group believes that provisional acceptance of our facility has been achieved, will issue to us another notice of provisional acceptance. Unless final acceptance of our facility will have previously occurred, the procedure will be repeated as necessary until provisional acceptance of our facility has been achieved. Upon the earliest to occur of provisional acceptance and final acceptance of our facility, we will take possession and control our facility and will thereafter be solely responsible for the operation and maintenance thereof. After we take possession and control of our facility, Washington Group will have reasonable access to our facility to complete the services.

FINAL ACCEPTANCE

         Final acceptance will be achieved when:

         - Washington Group has caused a completed performance test in accordance with the construction agreement to be concluded in which our facility demonstrates during the performance test an average net electrical output of 100% (or higher) of the electrical output guarantee and 100% (or lower) of the heat rate guarantee;

         - our facility has achieved, and continues to satisfy the requirements for the achievement of, mechanical completion;

         - the reliability guarantee has been achieved under the construction agreement; and

         - Washington Group has completed performance of the services except for (i) punch list items and (ii) services that are required by the terms of the construction agreement to be completed after the achievement of final acceptance, such as Washington Groups' warranty obligations.

         The reliability guarantee will have been achieved if and only if our facility demonstrates an average equivalent availability of not less than 95% while operating over a period of at least 30 consecutive days in accordance with applicable laws, applicable permits, the electrical interconnection requirements, the power purchase agreement operating requirements, the guaranteed emissions limits, the instruction manual and the power purchase agreement.

         When Washington Group believes that it has achieved final acceptance of our facility, it will deliver to us a notice of final acceptance. The guaranteed final acceptance date under the construction agreement is 13.5 months after the provisional acceptance date. If it is satisfied that the final acceptance requirements have been met, we will deliver to Washington Group a final acceptance certificate. If reasonable cause exists for doing so, we will notify Washington Group in writing that final acceptance has not been achieved, stating the reasons therefor. If we determine that final acceptance has not been achieved, Washington Group will promptly take the action or perform the additional services as will achieve final acceptance and will issue to us another notice of final acceptance. The procedure will be repeated as necessary until final acceptance has been achieved or deemed to have occurred.

         At any time, by giving notice to Washington Group, we in our sole discretion may elect to effect final acceptance, in which case final acceptance will be deemed effective as of the date of the notice, and Washington Group will have no liability to us for any amounts thereafter arising as performance guarantee payments, other than any interim period rebates that arose prior to the election by us, for failure of our facility to achieve any or all of the performance guarantees applicable thereto.

         At any time after provisional acceptance of our facility has been achieved, Washington Group may, after exhausting all reasonable repair and replacement alternatives in order to achieve the applicable performance guarantees for final acceptance, and so long as that the reliability guarantee will have been achieved, give to us notice of its intention to elect to declare final acceptance. In that event, Washington Group may elect to use the results of the most recent eligible completed performance test for the purpose of determining our facility's level of achievement of the performance guarantees. final acceptance will be deemed effective as of the last to occur of (i) the date of our receipt of the declaration and report of the final completed performance test, or, as applicable, the most recent completed performance test and (ii) the effective date of the achievement of the reliability guarantee.

         If on or before the guaranteed final acceptance date (i) our facility has achieved provisional acceptance and (ii) the reliability guarantee has been achieved, then final acceptance of our facility will be deemed to occur on the guaranteed final acceptance date.

PROJECT COMPLETION

         Project completion will be achieved under the construction agreement when:

         - Final acceptance of our facility will have occurred and the performance guarantees with respect to our facility will have been achieved (or in lieu of achievement of the performance guarantees, applicable rebates under the construction agreement will have been paid, or we will have elected final acceptance);

         -        The reliability guarantee will have been achieved;

         - Washington Group will have demonstrated during the completed performance test that the operation of our facility does not exceed the guaranteed emissions limits;

         - The requirements for achieving mechanical completion of our facility will continue to be met;

         - The punch list items will have been completed in accordance with the construction agreement; and

         - Washington Group will have performed all of the services, other than those services, such as Washington Groups' warranty obligations, which by their nature are intended to be performed after project completion.

         When Washington Group believes that it has achieved project completion, it will deliver to us a notice of project completion. If it is satisfied that the final acceptance requirements have been met, we will deliver to Washington Group a project completion certificate. If reasonable cause exists for doing so, we will notify Washington Group in writing that project completion has not been achieved, stating the reasons therefor. If our project completion has not been achieved as so determined by us, Washington Group will promptly take the action or perform the additional services as will achieve project completion and will issue to us another notice of project completion. The procedure will be repeated as necessary until project completion is achieved.

         Washington Group will be obligated to achieve project completion within 90 days after final acceptance of our facility. If Washington Group does not achieve our project completion on or before our project completion deadline or if we determine that Washington Group is not proceeding with all due diligence to complete the services in order to achieve project completion by the deadline, we may retain another contractor to complete the work at contractor's expense.

PRICE REBATE FOR FAILURE TO MEET GUARANTEES

     COMPLETION DATES

         Washington Group guarantees that (i) provisional acceptance or final acceptance of our facility will be achieved on or before the guaranteed provisional acceptance date and (ii) final acceptance of our facility will be achieved on or before the guaranteed final acceptance date.

         If neither provisional acceptance nor final acceptance of our facility occurs by the date that is 50 days after the guaranteed provisional acceptance date, Washington Group will pay us $108,000 per day as provisional acceptance late completion payments, for each day provisional acceptance or final acceptance is later than the guaranteed provisional acceptance date, but in no event will the aggregate amount of the payments be greater than 13% of the adjusted contract price.

         If neither provisional acceptance nor final acceptance of our facility occurs on or before the date that is 90 days after the guaranteed provisional acceptance date, Washington Group will, on that date, submit for approval by us and the independent engineer a plan to accelerate the performance of the services as necessary in order to achieve final acceptance of our facility by the guaranteed final acceptance date. If the plan is not approved by us and the independent engineer, Washington Group will revise the plan and resubmit a revised plan for approval by us and the independent engineer.

         If provisional acceptance or final acceptance, whichever is the earlier to occur, of our facility occurs prior to the guaranteed provisional acceptance date, we will pay Washington Group $56,000 per day for each day by which provisional acceptance or final acceptance precedes the guaranteed provisional acceptance date, but in no event will the aggregate amount of the bonus exceed $2,520,000.

PERFORMANCE GUARANTEES

     ELECTRICAL OUTPUT

         If the average net electrical output of our facility at provisional acceptance is less than the electrical output guarantee, then Washington Group will pay us, as a rebate, for each day during the interim period, an amount equal to $0.22 per day for each kilowatt by which the average net electrical output is less than the electrical output guarantee.

         Upon final acceptance, if the average net electrical output of our facility during the completed performance test is less than the electrical output guarantee, then Washington Group will pay us, as a rebate, an amount equal to $520 for each kilowatt by which the average net electrical output is less than the electrical output guarantee minus any interim period electrical output rebates.

HEAT RATE GUARANTEES

         If the average net heat rate of our facility at provisional acceptance, if having occurred before final acceptance, exceeds the heat rate guarantee, then Washington Group will pay us, as a rebate, for each day during the interim period, an amount equal to $46 per day for each BTU/KwH by which the measured net heat rate is greater than the heat rate guarantee.

         Upon final acceptance, if the net heat rate of our facility during the completed performance test exceeds the heat rate guarantee, then Washington Group will pay us, as a rebate, an amount equal to $110,000 for each BTU/KwH by which the measured heat rate is greater than the heat rate guarantee.

LIABILITY AND DAMAGES

     LIMITATION OF LIABILITY

         In no event will Washington Groups' liability (i) for provisional acceptance late completion payments exceed an amount equal to 13% of the contract price, (ii) for performance guarantee payments arising from the electrical output guarantee exceed in the aggregate an amount equal to 10% of the contract price, (iii) for performance guarantee payments arising from the heat rate guarantee exceed in the aggregate 15% of the contract price and (iv) for all provisional acceptance late completion payments and performance guarantee payments exceed an amount equal to 34% of the contract price.

     CONSEQUENTIAL DAMAGES

         Neither party nor any of its contractors, subcontractors or other agents providing equipment, material or services for our project will be liable for any indirect, incidental, special or consequential loss or damage of any type.

AGGREGATE LIABILITY OF CONTRACTOR

         The total aggregate liability of Washington Group and any of its subcontractors, including, without limitation, liabilities described above, to us will not in any event exceed an amount equal to the contract price for liability due to events occurring before the provisional acceptance date or 40% of the contract price for liability due to events occurring after the provisional acceptance date; however, the limitation of liability will not apply to obligations to remove liens or to make indemnification payments.

WARRANTIES AND GUARANTEES

         Washington Group warrants and guarantees that during the applicable warranty period

         - all machinery, equipment, materials, systems, supplies and other items comprising our project will be new and of first-rate quality which satisfies utility-grade standards and in accordance with prudent utility practices and the specifications set forth in the construction agreement, suitable for the use in generating electric energy and capacity under the climatic and normal operating conditions and free from defective workmanship or materials;

         - it will perform all of its design, construction, engineering and other Services in accordance with the construction agreement;

         - our project and its components will be free from all defects caused by errors or omissions in engineering and design, as determined by reference to prudent utility practices, and will comply with all applicable laws, all applicable permits, the electrical interconnection requirements, the power purchase agreement operating requirements and the guaranteed emissions limits; and

         - the completed project will perform its intended functions of generating electric energy and capacity as a complete, integrated operating system as contemplated in the construction agreement.

         If we notify Washington Group within 30 days after the expiration of the applicable warranty period of any defects or deficiencies discovered during the applicable warranty period, Washington Group will promptly reperform any of the services at its own expense to correct any errors, omissions, defects or deficiencies and, in the case of defective or otherwise deficient machinery, equipment, materials, systems supplies or other items, replace or repair the same at its own expense. Washington Group warrants and guarantees that, to the extent we have made all payments then due to Washington Group, title to our facility and all work, materials, supplies and equipment will pass to us free and clear of all liens, other than any permitted liens. Other than the warranties and guarantees provided in the construction agreement there are no other warranties of any kind, whether statutory, express or implied relating to the services.

         Upon notification from us no later than 30 days after the expiration of the applicable warranty period of any defects or deficiencies in our project or any component thereof, we will, subject to the provisions of the construction agreement, make our facility or the subject equipment available to Washington Group for Washington Group to re-perform, replace or, at Washington Groups' option, repair the same at Washington Group expense so that it is in compliance with the standards warranted and guaranteed, all in accordance with the construction agreement.

FORCE MAJEURE

     FORCE MAJEURE EVENT

         A force majeure event will mean any act or event that prevents the affected party from performing its obligations, other than the payment of money, under the construction agreement or complying with any conditions required to be complied with under the construction agreement if the act or event is beyond the reasonable control of and not the fault of the affected party and the party has been unable by the exercise of due diligence to overcome or mitigate the effects of the act or event. Force majeure events include, but are not limited to, acts of declared or undeclared war, sabotage, landslides, revolution, terrorism, flood, tidal wave, hurricane, lightning, earthquake, fire, explosion, civil disturbance, insurrection or riot, act of God or the public enemy, action, including unreasonable delay or failure to act, of a court or public authority, or strikes or other labor disputes of a regional or national character that are not limited to only the employees of Washington Group or its subcontractors and that are not due to the breach of a labor contract or applicable law by the party claiming force majeure or any of its subcontractors. Force majeure events do not include (i) acts or omissions of Washington Group or any subcontractors, except as expressly provided in the foregoing sentence, (ii) late delivery of materials or equipment, except to the extent caused by a force majeure event, and (iii) economic hardship.

EXCUSED PERFORMANCE

         If either party is rendered wholly or partly unable to perform its obligations because of a force majeure event, that party will be excused from whatever performance is affected by the force majeure event to the extent so affected so long as:

         - the non-performing party gives the other party prompt notice describing the particulars of the occurrence;

         - the suspension of performance is of no greater scope and of no longer duration than is reasonably required by the force majeure event;

         - the non-performing party exercises all reasonable efforts to mitigate or limit damages to the other party;

         - the non-performing party uses its best efforts to continue to perform its obligations under the construction agreement and to correct or cure the event or condition excusing performance; and

         - when the non-performing party is able to resume performance of its obligations, that party will give the other party written notice to that effect and will promptly resume performance under the construction agreement.

SCOPE CHANGES

         We may order scope changes to the services, in which event one or more of the contract price, the construction progress milestone dates, the guaranteed completion dates, the payment and milestone schedule, our project schedule and the performance guarantees will be adjusted accordingly, if necessary. All scope changes will be authorized by a scope change order and only we or our representative may issue scope change orders.

         As soon as Washington Group becomes aware of any circumstances which Washington Group has reason to believe may necessitate a scope change, Washington Group will issue to us a scope change order notice at Washington Groups' expense. If we desire to make a scope change, in response to a scope change order notice or otherwise, we will submit a scope change order request to Washington Group. Washington Group will promptly review the scope change order request and notify us in writing of the options for implementing the proposed scope change and the effect, if any, each option would have on the contract price, the guaranteed completion dates, the construction progress milestone dates, the payment and milestone schedule, our project schedule and the performance guarantees.

         No scope change order will be issued and no adjustment of the contract price, the guaranteed completion dates, the construction progress milestone dates, the payment and milestone schedule, our project schedule or the performance guarantees will be made in connection with any correction of errors, omission, deficiencies, or improper or defective work on the part of Washington Group or any subcontractors in the performance of the services. Changes due to changes in applicable laws or applicable permits occurring after the date of the construction agreement will be treated as scope changes.

EFFECT OF FORCE MAJEURE EVENT

         If and to the extent that any force majeure events affect Washington Groups' ability to meet the guaranteed completion dates, or the construction progress milestone dates, an equitable adjustment in one or more of the dates, the payment and milestone schedule and our project schedule will be made by agreement of us and Washington Group. No adjustment to the performance guarantees and, except as otherwise expressly set forth below, the contract price will be made as a result of a force majeure event. If Washington Group is delayed in the performance of the services by a force majeure event, then:

         - to the extent that the delay(s) are, in the aggregate, 60 days or less, Washington Group will absorb all of its costs and expenses resulting from said delay(s); and

         - to the extent that the delay(s) are, in the aggregate, more than 60 days, Washington Group will be reimbursed by us for those incremental costs and expenses resulting from said delay(s) which are incurred by Washington Group after said 60 day period.

PRICE CHANGE

         An increase or decrease in the contract price, if any, resulting from a scope change requested by us or made under the construction contract will be determined by mutual agreement of the parties.

CONTINUED PERFORMANCE PENDING RESOLUTION OF DISPUTES

         Notwithstanding any dispute regarding the amount of any increase or decrease in Washington Groups' costs with respect to a scope change, Washington Group will proceed with the performance of the scope change promptly following our execution of the corresponding scope change order.

HAZARDOUS MATERIALS

         If hazardous materials were not identified in an environmental site assessment report delivered by us to Washington Group prior to the commencement date and were not brought onto the site by Washington Group or any of its subcontractors, then Washington Group will be entitled to a scope change under the construction agreement.

RISK OF LOSS

         With respect to our facility, until the risk transfer date, Washington Group will bear the risk of loss and full responsibility for the costs of replacement, repair or reconstruction resulting from any damage to or destruction of our facility or any materials, equipment, tools and supplies that are purchased for permanent installation in or for use during construction of our facility.

         After the risk transfer date with respect to our facility, we will bear all risk of loss and full responsibility for repair, replacement or reconstruction with respect to any loss, damage or destruction to our facility which occurs after the risk transfer date.

TERMINATION

     TERMINATION FOR OUR CONVENIENCE

         We may for our convenience terminate any part of the services or all remaining services at any time upon 30 days' prior written notice to Washington Group specifying the part of the services to be terminated and the effective date of termination. We may elect to suspend completion of all or any part of the services upon 10 days' prior written notice to Washington Group, or, in emergency situations, upon prior notice as circumstances permit.

     TERMINATION BY CONTRACTOR

         If we fail to pay to Washington Group any payment and the failure continues for 30 days, then (i) Washington Group may suspend its performance of the services upon 10 days' prior written notice to us, which suspension may continue until the time as the payment, plus accrued interest thereon, is paid to Washington Group, and/or (ii) if the payment has not been made prior to the commencement of a suspension by Washington Group under clause (i) above, Washington Group may terminate the construction agreement upon 60 days' prior written notice to us, however, the termination will not become effective if the payment, plus accrued interest thereon, is made to Washington Group prior to the end of the notice period. If the suspension occurs, an equitable adjustment to one or more of the contract price, the guaranteed completion dates, the construction progress milestone dates, the payment and milestone schedule and our project schedule, and, as appropriate, the other provisions of the construction agreement that may be affected thereby, will be made by agreement between us and Washington Group. If we have suspended completion of all or any part of the services in accordance with the construction agreement for a period in excess of 365 days in the aggregate, Washington Group may, at its option, at any time thereafter so long as the suspension continues, give written notice to us that Washington Group desires to terminate the construction agreement. Unless we order Washington Group to resume performance of the suspended services within 15 days of the receipt of the notice from Washington Group, the suspended services will be deemed to have been terminated by us for our convenience. If the occurrence of one or more force majeure events prevents Washington Group from performing the services for a period in the aggregate of 720 days, either party may, at its option, give written notice to the other party of its desire to terminate the construction agreement.

     CONSEQUENCES OF TERMINATION

         - Upon any termination, we may, so long as the termination is pursuant to any default Washington Group will have been paid all amounts due and owing to it under the construction agreement, which will not be deemed to constitute a waiver by Washington Group of any rights to payment it may have as a result of a non-default related termination in the event of a termination pursuant to a default, at our option elect to have itself, or our designee, which may include any other affiliate or any third-party purchaser, (i) assume responsibility for and take title to and possession of our project and any or all work, materials or equipment remaining at the site and (ii) succeed automatically, without the necessity of any further action by Washington Group, to the interests of Washington Group in any or all items procured by Washington Group for our project and in any and all contracts and subcontracts entered into between Washington Group and any subcontractor with respect to the equipment specified in the construction agreement, and with respect to any or all other subcontractors selected by us which are materially necessary to the timely completion of our project, Washington Group will use all reasonable efforts to enable us, or our designee, to succeed to Washington Groups' interests thereunder.

         - If any termination occurs, we may, without prejudice to any other right or remedy it may have, at its option, finish the services by whatever method we may deem expedient.

SURVIVING OBLIGATIONS

         Termination of the construction agreement (i) will not relieve either party of any obligation with respect to the confidentiality of the other party's information, (ii) will not relieve either party of any obligation which expressly or by implication survives termination of the construction agreement and (iii) except as otherwise provided in any provision of the construction agreement expressly limiting the liability of either party, will not relieve either party of any obligations or liabilities for loss or damage to the other party arising out of or caused by acts or omissions of the party prior to the effectiveness of the termination or arising out of the termination, and will not relieve Washington Group of its obligations as to portions of the services already performed or as to obligations assumed by Washington Group or us prior to the date of termination.

DEFAULT AND REMEDIES

     CONTRACTOR'S DEFAULT

         Washington Groups' events of default include: voluntary bankruptcy or insolvency; involuntary bankruptcy or insolvency; materially adverse misleading or false representation or warranty; improper assignment; failure to maintain required insurance; failure to comply with applicable laws or applicable permits; cessation or abandonment of the performance of services; termination or repudiation of, or default under the related construction contract guaranty; failure to supply sufficient skilled workers or suitable material or equipment; failure to make payment when due for labor, equipment or materials; non-occurrence of either provisional acceptance or final acceptance within 90 days after the guaranteed provisional acceptance date, non-occurrence of construction progress milestones and failure to be proceeding under a remediation plan within 90 days after the non-occurrence; and failure to remedy non-performance or non-observance of any provision in the construction agreement.

     COMPANY'S RIGHTS AND REMEDIES

         If Washington Group is in default of its obligations, we will have any or all of the following rights and remedies, in addition to any other rights and remedies that may be available to us under the construction agreement or at law or in equity, and Washington Group will have the following obligations:

         - We may, without prejudice to any other right or remedy we may have under the construction agreement or at law or in equity, terminate the construction agreement in whole or in part immediately upon delivery of notice to Washington Group. In case of the partial termination, the parties will mutually agree upon a scope change order to make equitable adjustments, including the reduction and/or deletion of obligations of the parties commensurate with the reduced scope Washington Group will have after taking into account the partial termination, to one or more of the guaranteed completion dates, the construction progress milestone dates, the contract price, the payment and milestone schedule, our project schedule, the performance guarantees and the other provisions of the construction agreement which may be affected thereby, as appropriate. If the parties are unable to reach mutual agreement as to said scope change order and the dispute resolution procedures set forth in the construction agreement are invoked, the procedures will give due consideration to customary terms and conditions under which Washington Group has entered subcontracts with third party prime contractors covering services substantially similar to those services which are not being terminated.

         - If requested by us, Washington Group will withdraw from the site, will assign to us such of contractor's subcontracts, to the extent permitted therein, as we may request, and will remove the materials, equipment, tools and instruments used by, and any debris and waste materials generated by, Washington Group in the performance of the Services as we may direct, and we, without incurring any liability to Washington Group, other than the obligation to return to Washington Group at the completion of our project the materials that are not consumed or incorporated into our project, solely on an "as is, where is" basis without any representation or warranty of any kind whatsoever, may take possession of any and all designs, drawings, materials, equipment, tools, instruments, purchase orders, schedules and facilities of Washington Group at the site that we deem necessary to complete the services.

ASSIGNMENT

         The parties shall have no right to assign or delegate any of their respective rights or obligations under the construction agreement either voluntarily or involuntarily or by operation of law, except that we may, without Washington Groups' approval, assign any or all of its rights under the construction agreement (a) as collateral security to the financing parties and (b) to any transferee of our project or a substantial portion so long as such assignee has financial and operational capabilities that are either substantially similar to those of ours at the time or otherwise are such that the assignment could not reasonably be expected to have a material adverse effect on Washington Groups' rights and obligations under the construction agreement.

                         MAINTENANCE SERVICES AGREEMENT

         We have entered into the Maintenance Program Parts, Shop Repairs and Scheduled Outage TFA Services Contract, dated as of December 8, 1999, with Siemens Westinghouse by which Siemens Westinghouse will provide us with, among other things, combustion turbine parts, shop repairs and scheduled outage technical field assistance services.

         The maintenance services agreement became effective on the date of execution and unless terminated early, will terminate upon completion of shop repairs performed by Siemens Westinghouse following the twelfth scheduled outage of the applicable combustion turbine or sixteen years from the date of execution, whichever occurs first, unless we exercise our right to terminate the agreement after the first major outage of the turbines, which will be approximately the sixth year of operation of the facility.

SCOPE OF WORK

         During the term of the maintenance services agreement, and in accordance with the scheduled outage plan, Siemens Westinghouse is required to do the following:

         - deliver the type and quantity of new program parts for installation of the combustion turbine;

         - repair/refurbish program parts and equipment for the combustion turbine;

         -        provide miscellaneous hardware;

         - provide us with material safety data sheets for all hazardous materials Siemens Westinghouse intends to bring/use on the site;

         - provide the services of a maintenance program engineer to manage the combustion turbine maintenance program; and

         - provide technical field assistance, or TFA Services, which involves advice and consultation for the disassembly, inspection and assembly of various equipment.

         We are responsible for, among other things:

         - storing and maintaining parts, materials and tools to be used in or on the combustion turbine;

         - maintaining and operating the combustion turbine consistently with the warranty conditions;

         - ensuring that our operator and maintenance personnel are properly trained;

         -        transporting program parts in need of repair/refurbish; and

         - providing Siemens Westinghouse, on a monthly basis, with the number of equivalent starts and the number of equivalent base load hours ("EBHs") incurred by each combustion turbine.

         We and Siemens Westinghouse will jointly develop the scheduled outage plan. The scheduled outage plan will be consistent with the terms and conditions of the power purchase agreement.

EARLY REPLACEMENT

         If it is determined that due to normal wear and tear a program part(s) for the combustion turbine has failed or will not last until the next scheduled outage, and the part has to be repaired before the scheduled replacement period, Siemens Westinghouse will replace the program part by moving up a new program part which is otherwise scheduled to be delivered at a later date. The contract price for the replacement will not be affected if the replacement date is less than or equal to one year earlier than the scheduled outage during which the program part was scheduled to be replaced. If the actual replacement date for a program part is more than one year earlier than the scheduled outage at which point the program part was scheduled to be replaced, the early replacement will result in an adjustment to the payment schedule. Siemens Westinghouse has the final decision with regard to the replacement or refurbishment associated with any program part. If we dispute Siemens Westinghouse's decision, we may seek to resolve the dispute in accordance with the dispute resolution procedures discussed below.

PARTS LIFE CREDIT

         After applicable warranty periods set forth in the maintenance services agreement and the construction agreement, Siemens Westinghouse will provide a parts life credit if a program part requires replacement due to normal wear and tear prior to meeting its expected useful life. Siemens Westinghouse has the final decision with regard to actual parts life and the degree of repair or refurbishment associated with any program parts. The parts life credit will be calculated in terms of EBHs and equivalent starts. The price of the replacement part will be adjusted for inflation. If we dispute Siemens Westinghouse's decision, we may seek to resolve the dispute in accordance with the dispute resolution procedures discussed below.

CONTRACT PRICE AND PAYMENT TERMS

         Siemens Westinghouse will invoice us monthly and payments are then due within 25 days. The fees assessed by Siemens Westinghouse will be based on the number of EBHs accumulated by the applicable combustion turbine as adjusted for changes in the consumer price index. The contract price will be the aggregate number of fees as adjusted plus any additional payment amount mutually agreed to by the parties under a change order.

UNSCHEDULED OUTAGES AND UNSCHEDULED OUTAGE WORK

         If during the term of the maintenance services agreement an unscheduled outage occurs resulting from (i) the non-conformity of new program parts; (ii) the failing of a shop repair; (iii) a program part requiring replacement due to normal wear and tear prior to achieving its expected life in terms of EBHs or equivalent starts; or (iv) the failure of a service, performed by Siemens Westinghouse, we will hire Siemens Westinghouse, to the extent not supplied by Siemens Westinghouse as a warranty remedy under Siemens Westinghouse's warranties under the maintenance services agreement, to supply any additional parts, miscellaneous hardware, shop repairs and TFA Services under a change order. We will be entitled to any applicable parts life credit with respect to program parts as well as a discount for TFA Services. If the unscheduled outage occurs within a specified number of EBHs of a scheduled outage and it was anticipated that the additional parts, miscellaneous hardware, shop repairs and TFA Services to be used in the unscheduled outage were to be used during the upcoming scheduled outage, the upcoming scheduled outage will be moved up in time to become the unscheduled outage/moved-up scheduled outage. We will not be required to pay any additional money for the program parts, miscellaneous hardware, shop repairs and TFA Services.

         If any program parts are delivered by Siemens Westinghouse within 15 days of receipt of the change order, we will pay to Siemens Westinghouse the price for the program part set forth in the maintenance services agreement plus a specified percentage. Any program part delivered after 30 days of the change order will cost us the price set forth in the maintenance services agreement minus a specified percentage.

         The remedies set forth in the maintenance services agreement, and discounts on any TFA Services purchased by us from Siemens Westinghouse will constitute Siemens Westinghouse's sole liability and our exclusive remedies for unscheduled outages whether our claims are based in contract, in tort, or otherwise. If Siemens Westinghouse fails to send a TFA Services representative by the end of the second day following written receipt of the unscheduled outage, we may hire another qualified person, at its cost, to perform the work. If the hired party proceeds to disassemble the combustion turbine to determine the case of the unscheduled outage and Siemens Westinghouse still has not provided personnel to assist with the inspection, we can elect to terminate the maintenance services agreement on the basis that Siemens Westinghouse has failed to perform a material obligation.

CHANGES IN OPERATING RESTRICTIONS

         The maintenance services agreement requires that each combustion turbine will be operated in accordance with the requirements of the power purchase agreement and prudent utility practices, with 8,000 EBH/year and 250 equivalent starts per year by using natural gas fuel or liquid fuel and water. Should the actual operations differ from these operating parameters which causes a scheduled outage to be planned/performed earlier or later than as expected, then, under a change order, an adjustment in the scope, schedule, and price will be made.

WARRANTIES

         Siemens Westinghouse warrants that the new program parts, miscellaneous hardware and any shop repairs will conform to standards of design, materials and workmanship consistent with generally accepted practices of the electric utility industry. The warranty period with respect to program parts, hardware and shop repair is until the earlier of one year from the date of installation of the original program part or hardware, a specific number of starts or fired hours after installation of the program parts and hardware, or three years from the date of delivery of the original program part, hardware, and in the case of shop repair, three years from completion of the work. Warranties on the program parts and hardware will not expire more than one year after the conclusion of the maintenance services agreement. Siemens Westinghouse will repair or replace any program part or hardware, at its cost, if notified of any failure or non-conformity of the program part or hardware during the warranty period.

         Siemens Westinghouse also warrants that the services of its personnel and technical information transmitted will be competent and consistent with prudent utility practices and the services will comply in all material respects with laws and will be free from defects in workmanship for a period of one year from the date of completion of that item of services. The warranties on the services will expire no later than one year after the termination or end of the term of the maintenance services agreement.

         In addition, Siemens Westinghouse warrants any program part removed during a scheduled outage and delivered by us to the designated facility for repair will be repaired and delivered by Siemens Westinghouse within 26 weeks. If Siemens Westinghouse does not deliver the program part within this time frame or does not provide a new program part in lieu of the program part being shop repaired and an outage occurs which requires such a program part, Siemens Westinghouse will pay us liquidated damages for each day the program part is not repaired and delivered the aggregate of which liquidated damage payments will not exceed a maximum annual cap. If upon reaching the maximum cap on aggregate liquidated damages, Siemens Westinghouse still has not repaired and delivered the program part, we may elect to terminate the maintenance services agreement because Siemens Westinghouse will be considered to have failed to perform its material obligations.

         Except for the express warranties set forth in the maintenance services agreement, Siemens Westinghouse makes no other warranties or representations of any kind. No implied statutory warranty of merchantability or fitness for a particular purpose applies.

         The warranties provided by Siemens Westinghouse are conditioned upon
(i) our receipt, handling, storage, operation and maintenance of our project, including any program parts and miscellaneous hardware, being done in accordance with the terms of the combustion turbine instruction manuals; (ii) operation of the combustion turbine in accordance with the terms of the maintenance services agreement; (iii) repair of accidental damage done consistently with the equipment manufacturer's recommendations; (iv) us providing Siemens Westinghouse with access to the site to perform its services under the maintenance services agreement; and (v) hiring Siemens Westinghouse to provide TFA Services, program parts, shop repairs and miscellaneous hardware required to dissemble, repair and reassemble the combustion turbine.

TERMINATION

         We may terminate the maintenance services agreement if (i) specific bankruptcy events affecting Siemens Westinghouse occur; (ii) Siemens Westinghouse fails to perform or observe in any material respect any provision in the maintenance services agreement and fails to (a) promptly commence to cure and diligently pursue the cure of the failure or (b) remedy the failure within 45 days after Siemens Westinghouse receives written notice of the failure; (iii) we terminate the construction agreement due to Washington Groups' default thereunder or due to our inability to obtain construction financing or environmental operating permits; or (iv) Washington Group terminate the construction agreement for any reason other than our default thereunder. Notwithstanding the foregoing, we may terminate the maintenance services agreement at any time for convenience following the completion of the first major outage of both combustion turbine generators. In addition, the maintenance services agreement will automatically terminate if (i) we terminate the construction agreement for reasons other than (a) the default of Washington Group and (b) our inability to obtain permits for our project or (ii) the Washington Group terminates the construction agreement for our default thereunder. If such termination, Siemens Westinghouse will discontinue any work or services being performed and continue to protect our property. Siemens Westinghouse will transfer title to and deliver any new program parts and miscellaneous hardware already purchased by us. We will pay Siemens Westinghouse those amounts owed at the time of termination.

         Siemens Westinghouse may also terminate the maintenance services agreement if: (i) we fail to make payments or (ii) specific bankruptcy events affecting us occur. Siemens Westinghouse cannot terminate the maintenance services agreement if we pay outstanding amounts due within 90 days. Upon termination, Siemens Westinghouse will stop all work, place no additional orders, protect our property and deliver the property to us upon our instructions. Siemens Westinghouse will be entitled to payment for work performed up until its termination of the maintenance services agreement, all outstanding fees and reasonable costs associated with the termination.

LIMITATION OF LIABILITY

         Each party agrees that, except to the extent liquidated damages provided in the maintenance services agreement are so considered, neither Siemens Westinghouse, nor its suppliers, nor will we under any circumstances be liable for: any indirect, special, incidental or consequential loss or damage whatsoever; damage to or loss of property or equipment; loss of profits or revenues; loss of use of material, equipment or power system; increased costs of any kind, including but not limited to capital cost, fuel cost and cost of purchased or replacement power, or claims of our customers.

         We agree that the remedies provided in the maintenance services agreement are exclusive and that under no circumstances will the total aggregate liability of Siemens Westinghouse during a given year exceed 100% of the contract price payable to Siemens Westinghouse for that given year under the maintenance services agreement. We further agree that under no circumstances will the total aggregate liability of Siemens Westinghouse for liquidated damages during a given year exceed a specified percentage of the contract price payable to Siemens Westinghouse for that given year under the maintenance services agreement. We further agree that under no circumstances will the total aggregate liability of Siemens Westinghouse exceed a specified percentage of the contract price payable to Siemens Westinghouse under the maintenance services agreement.

FORCE MAJEURE

         Neither party will be liable for failure to perform any obligation or delay in performance, excluding payment, to the extent the failure or delay is caused by any act or event beyond the reasonable control of the affected party or Siemens Westinghouse's suppliers; so long as the act or event is deemed to be a force majeure and is not the fault or the result of negligence of the affected party and the party has been unable by exercise of reasonable diligence to overcome or mitigate the effects of the act or event. Force majeure includes: any act of God; act of civil or military authority; act of war whether declared or undeclared; act, including delay, failure to act, or priority, of any governmental authority;

civil disturbance; insurrection or riot; sabotage; fire; inclement weather conditions; earthquake; flood; strikes, work stoppages, or other labor difficulties of a regional or national character which are not limited to only the employees of Siemens Westinghouse or its subcontractors or suppliers and which are not due to the breach of an applicable labor contract by the party claiming force majeure; embargo; fuel or energy shortage; delay or accident in shipping or transportation to the extent attributable to another force majeure; changes in laws which substantially prevents a party from complying with its obligations in conformity with its requirements under the maintenance services agreement or failure or delay beyond its reasonable control in obtaining necessary manufacturing facilities, labor, or materials from usual sources to the extent attributable to another force majeure; or failure of any principal contractor to provide equipment to the extent attributable to another force majeure. Force majeure will not include: (i) economic hardship, (ii) changes in market conditions or (iii) except due to an event of force majeure, late delivery of program parts or other equipment.

         If a delay in performance is excusable due to a force majeure, the date of delivery or time for performance of the work will be extended by a period of time reasonably necessary to overcome the effect of the force majeure and if the force majeure lasts for a period longer than 30 days and the delay directly increases Siemens Westinghouse's costs or expenses, we, after reviewing Siemens Westinghouse's additional direct costs and expenses, will reimburse Siemens Westinghouse for its reasonable additional direct costs and expenses incurred after 30 days from the beginning of the force majeure resulting from said delay.

ENVIRONMENTAL COMPLIANCE

         Siemens Westinghouse will indemnify us from any fines, penalties, expense, loss or liability, including the costs of clean-up, incurred by us as a result of (i) Siemens Westinghouse's failure to meet its obligations under the maintenance services agreement or (ii) any spills of hazardous waste or oil, petroleum or petroleum products to the environment which are attributable to and occur during Siemens Westinghouse's performance, or the performance of its contractors or subcontractors, of the workscope obligations at the site under the maintenance services agreement.

         We will indemnify Siemens Westinghouse from any fines, penalties, expense, loss or liability incurred by Siemens Westinghouse as a result of our failure to meet our obligations under the maintenance services agreement. We will have no responsibility or liability with regard to any hazardous waste or oil, petroleum or petroleum products which were spilled by Siemens Westinghouse, or any other of its contractors or subcontractors performing workscope obligations at the site.

FLEETWIDE ISSUE NOTIFICATION

         During the term of this agreement, if Siemens Westinghouse becomes aware of a fleetwide issue involving the Siemens Westinghouse 501F Combustion Turbine which may have a deleterious effect on our combustion turbines, Siemens Westinghouse will, within a reasonable time of becoming aware of the fleetwide issues, notify us thereof, and if the fleetwide issue requires an additional repair or replacement of a program part or miscellaneous hardware to be performed, the additional repair or replacement will be performed in accordance with the provisions of the maintenance services agreement.

INTERCONNECTION AGREEMENT

         We have entered into a Generation Facility Transmission Interconnection Agreement, dated as of April 27, 1999 with Jersey Central Power, for the installation, operation and maintenance of the facilities necessary to interconnect our facility to Jersey Central Power's transmission system. Under the interconnection agreement, we and Jersey Central Power will construct, own, operate and maintain the interconnection facilities. We are responsible for all of the costs of construction, operation and maintenance of the interconnection facilities, including those owned by Jersey Central Power.

SCOPE

         The interconnection agreement will become effective on the effective date established by FERC and will continue in full force and effect until a mutually agreeable termination date not to exceed the retirement date for our facility.

JERSEY CENTRAL POWER'S OBLIGATIONS

         We have entered into an interconnection installation agreement, by which Jersey Central Power will install, at our cost and expense the Jersey Central Power Interconnection Facilities. The Jersey Central Power Interconnection Facilities, together with the facilities to be installed by us, are necessary to allow the interconnection of our facility with the transmission system of Jersey Central Power. After the installation is complete, Jersey Central Power will own, maintain and operate, at the cost and expense of us, the Jersey Central Power Interconnection Facilities which include, but are not limited to, certain substation protective relaying equipment and two 230 kV 2-cycle circuit breakers. The remainder of the interconnection facilities will be installed, owned, maintained and operated by us.

         Jersey Central Power will complete the installation of the Jersey Central Power Interconnection Facilities necessary to permit us to energize the switch yard and commence commissioning of our facility by the scheduled completion date, which is 540 days from the day on which we issued the notice to proceed. If the Jersey Central Power Interconnection Facilities are completed prior to the scheduled completion date, Jersey Central Power will be paid an early completion bonus of $5,000 for each day of early completion up to and including 30 days. If the Jersey Central Power Interconnection Facilities are completed after the scheduled completion date, Jersey Central Power will pay delay damages of $5,000 for each day of delay up to and including 45 days. We will have the ability to take over the completion of these facilities if it becomes apparent that Jersey Central Power will not be able to complete them within the 45 day-period, Jersey Central Power has not proposed a reasonable recovery plan, and we can demonstrate that it is able to complete the facilities more quickly than Jersey Central Power.

COMPANY'S OBLIGATIONS

         We will install, own, operate and maintain a portion of the interconnection facilities, including, but not limited to, a 230 kV switchyard, including generator step up transformers, instrument transformers, revenue metering, power circuit breakers, control and protective relay panels, supervisory control and data acquisition equipment, and protective relaying equipment.

         We will reimburse Jersey Central Power for its actual costs of installing Jersey Central Power Interconnection Facilities. Our payments to Jersey Central Power consist of advance payments of $100,000 on the execution date of the interconnection installation agreement, $200,000 upon the issuance of the notice to proceed, $1,700,000 at the closing for financing for our facility and payments of monthly invoices for the work performed. The advance payments by us to Jersey Central Power will be credited to offset invoices during the later stages of completing the Jersey Central Power Interconnection Facilities. We may assign to the purchaser of the output of our facility the payment obligations to Jersey Central Power for installing the Interconnection Facilities.

         We are obligated to give prior notice to Jersey Central Power before undertaking any additions, modifications or replacements to our facility or our interconnection facilities that will increase the generating capacity of our facility or could reasonably be expected to affect the transmission system, the Jersey Central Power Interconnection Facilities or the operation of our facility. We must reimburse Jersey Central Power for all costs incurred by Jersey Central Power associated with any modifications, additions or replacements that it must make to the transmission system or the Jersey Central Power Interconnection Facilities, as reasonably required by Jersey Central Power, in connection with our proposed addition, modification or replacement at our facility. We are obligated to modify its portion of the interconnection facilities as may be required to conform to changes in good utility practice or as required by PJM Interconnection, L.L.C., which is the independent system operator that operates the transmission system to which our facility will be interconnected.

         We are obligated to keep our facility insured against loss or damage in accordance with the minimum coverages specified in the Interconnection Agreement.

OPERATION AND MAINTENANCE OF INTERCONNECTION FACILITIES

         The parties are obligated to operate and maintain their respective portions of the interconnection facilities in accordance with good utility practices and the requirements and guidelines of PJM and Jersey Central Power.

         Jersey Central Power will have the right to disconnect our facility from its transmission system and/ or curtail, interrupt or reduce the output of our facility when operation of our facility or the interconnection facilities adversely affects the quality of service rendered by Jersey Central Power or interferes with the safe and reliable operation of its transmission system or the regional transmission system. Jersey Central Power, however, is obligated to use reasonable efforts to minimize any disconnection, curtailment, interruption or reduction in output.

         In accordance with good utility practice, Jersey Central Power may remove the interconnection facilities from service as necessary to perform maintenance or testing or to install or replace equipment on the interconnection facilities or the transmission system. Jersey Central Power is obligated to use due diligence to restore the interconnection facilities to service as promptly as practicable.

         In addition, if we fail to operate, maintain, administer, or insure our facility or its portion of the interconnection facilities, Jersey Central Power may, following 30 days notice and opportunity to cure the failure, disconnect our facility from the transmission system.

REVENUE METERING

         Revenue meters, which are part of the interconnection facilities, will be installed to measure the transfer of electrical energy between the parties at the point of interconnection. The revenue meters will be installed, owned, maintained and repaired by Jersey Central Power, at our expense. Jersey Central Power will install, also at our expense, telemetering equipment or other communications equipment, other than an operating telephone link, which will be installed by us, to retrieve certain information. The revenue meters are to be tested at least once every two years, or more frequently at our request. Any revenue meter found to be inaccurate by greater than 1% is to be adjusted, repaired or replaced.

LAND RIGHTS AND ACCESS

         We have granted to Jersey Central Power the right of reasonable access and all necessary rights of way, easements, and licenses as Jersey Central Power may require to install, operate, maintain, replace and remove the revenue meters and other portions of the Jersey Central Power Interconnection Facilities.

FORCE MAJEURE

         If either party is delayed in or prevented from performing or carrying out its obligations under the interconnection agreement by reason of force majeure, the party will not be liable to the other party for or on account of any loss, damage, injury or expense resulting from or arising out of the delay or prevention, however, the party encountering the delay or prevention will use due diligence to remove the cause or causes thereof.

DEFAULT

         The events of default under the interconnection agreement are:

         - breach of a material term or condition and uncured failure to provide a required schedule, report or notice;

         - failure or refusal of a party to permit the representatives of the other party access to maintenance records, or its interconnection facilities or protective apparatus;

         - appointment by a court of a receiver or liquidator or trustee that is not discharged within 60 days, issuance by a court of a decree adjudicating a party as bankrupt or insolvent or sequestering a substantial part of its property that has not been discharged within 60 days after its entry, or filing of a petition to declare a party bankrupt or to reorganize a party under the Federal Bankruptcy Code or similar state statute that has not been dismissed within 60 days;

         - voluntary filing by a party of a petition in bankruptcy or consent to the filing of a bankruptcy or reorganization petition, an assignment for the benefit of creditors, an admission by a party in writing of its inability to pay its debts as they come due, or consent to the appointment of a receiver, trustee, or liquidator of a party or any part of its property; and

         - failure to provide the other party with reasonable written assurance of the party's ability to perform any of the material duties and responsibilities under the interconnection agreement within 60 days of a reasonable request for the assurance.

         Upon an event of default, the non-defaulting party may give notice of the event of default to the defaulting party. The defaulting party will have 60 days following the receipt of the notice to cure the default or to commence in good faith the steps necessary to cure a default that cannot be cured within that 60-day period. If the defaulting party fails to cure its default within 60 days or fails to take the steps necessary to cure a default that cannot be cured within a 60-day period, the non-defaulting party will have the right to terminate the interconnection agreement.

         Jersey Central Power will have the right to operate and/or to purchase specific equipment, facilities and appurtenances from us that are necessary for Jersey Central Power to operate and maintain its transmission system if (i) we commence bankruptcy proceedings or petitions for the appointment of a trustee or other custodian, liquidator, or receiver; (ii) a court issues a decree for relief of our company or appoints a trustee or other custodian, liquidator, or receiver for our company or a substantial part of our assets and the decree is not dismissed within 60 days or (iii) we cease operation for 30 consecutive days without having an assignee, successor, or transferee in place.

                   OPERATIONS AGREEMENT AND SERVICES AGREEMENT

         We have entered into a Development and Operations Services Agreement, dated as of March 10, 2000, with AES Sayreville under which AES Sayreville will provide development and construction management services and, after the commercial operation date, operating and maintenance services for our facility for a period of 32 years. Under the operations agreement, AES Sayreville will be responsible for, among other things, preparing plans and budgets related to start-up and commercial operation of our facility, providing qualified operating personnel, making repairs, purchasing consumables and spare parts (not otherwise provided under the maintenance services agreement) and providing other services as needed according to industry standards.

         AES Sayreville will be compensated for the services on a cost plus fixed-fee basis.

         Under a services agreement between AES Sayreville and The AES Corporation, The AES Corporation will provide to AES Sayreville all of the personnel and services necessary for AES Sayreville to comply with its obligations under the operations agreement.

                             WATER SUPPLY AGREEMENT

         We have entered into a Water Supply Agreement dated as of December 22, 1999 with the Borough of Sayreville under which the Borough will provide untreated water to our facility.

SUPPLY OF UNTREATED WATER

     UNTREATED WATER SUPPLY

         Subsequent to the completion of the Lagoon Pumping Station and the Lagoon Water Pipeline, the Borough will make available to our facility a supply of untreated water from the South River that is not less than 4.6 million gallons per day and 1.53 billion gallons per year. The Borough will use reasonable efforts to maintain the Lagoon's water level at an elevation of 29 feet, but during periods when water cannot be drawn from the South River, the Lagoon's water level will be drawn to elevations below 29 feet. The Borough will supply us with water drawn from the South River when the Lagoon's water level is 20 feet or higher. During periods when either the Lagoon's water level is below 20 feet and water cannot be drawn from the South River or when water from the Lagoon is needed to ensure a supply of treated water to Borough treated water customers, the Borough will supply our facility with water drawn from the Duhernal acquifer and transported through the Duhernal water pipeline.

         The Borough will use reasonable efforts to comply with our requests for untreated water in excess of 4.6 million gallons per day and 1.533 billion gallons per year.

     COMPENSATION

         We will pay the Borough an initial payment of $150,000 from the bond proceeds, which will be credited to our account and will be used to offset the cost of untreated water purchased during our project's start-up and testing phase and during the first year of operation. If the Borough incurs additional costs from Middlesex Water Company as a result of the Borough providing us with Duhernal Water, we also will pay the Borough for those additional costs. We will pay the Borough monthly for all untreated water delivered to the point of delivery during the prior month. The base rate for untreated water supplied from the South River is $216 per million gallons, which includes $53 per million gallons to cover operations, maintenance and administrative costs and $163 per million gallons to cover past infrastructure costs. The operations and maintenance rate will be escalated in accordance with the percentage changes in water rates that are applicable to other Borough water customers. The base rate for untreated water delivered from the Duhernal acquifer is $932 per million gallons which includes $785 to cover the operations, maintenance and administrative costs and $147 to cover acquisition costs. The operations and maintenance portion of the base rate for water delivered from the Duhernal acquifer is also subject to escalation in accordance with the percentage changes in water rates that are applicable to other Borough water customers.

         With respect to each contract year there will be a minimum bill amount, which will initially be $300,000 per year. One-twelfth of the minimum bill amount will be paid each month. The minimum bill amount will be adjusted as follows:

         - For the first contract year it will be reduced by the amount of the initial payment;

         - It will be reduced by an amount equal to the product of (x) the quantity of untreated water that would have been delivered but for service interruptions by the Borough and (y) the rate for untreated water delivered from the South River; and

         - Starting with 8th contract year and with six months' prior written notice, we have the right to reduce the minimum bill amount for any contract year by reducing the annual quantity of water to be provided by up to 15%. Starting with the 21st contract year we may reduce the annual quantity to be delivered without limit.

     SERVICE INTERRUPTIONS

         In the event that there is an interruption in the delivery of untreated water attributable to a break in the infrastructure, the Borough will provide a shortfall notice and the Borough and we will agree on the best way to repair the infrastructure and restore service. If the Borough fails to restore service within a reasonable period of time, we may, at our expense, contract with contractors reasonably approved by the Borough to remedy the interruption.

INFRASTRUCTURE AND REAL ESTATE RIGHTS

     THE LAGOON WATER PIPELINE, LAGOON PUMPING STATION AND SAYREVILLE INTERCONNECTION NUMBER 2

         The Borough will design, at our expense, the Lagoon Water Pipeline, Lagoon Pumping Station and Sayreville Interconnection Number 2 in conformance with standard water system practice. The Borough is responsible for obtaining, at our expense, all necessary government approvals. The Borough and we will cooperate to obtain, at our expense, the real estate rights necessary for the construction, operation and maintenance of the Lagoon Water Pipeline, Lagoon Pumping Station and Sayreville Interconnection Number 2. If necessary, the Borough will exercise its power of eminent domain to obtain the necessary real estate rights. Upon completion of the Lagoon Water Pipeline, Lagoon Pumping Station and Sayreville Interconnection Number 2, we will execute, without being compensated by the Borough, the documents as are necessary to evidence the Borough's ownership of those facilities. We are responsible for selecting a contractor to construct the Lagoon Water Pipeline, Lagoon Pumping Station and Sayreville Interconnection Number 2 and must pay for all costs associated with the construction and construction inspection of those facilities.

OPERATION AND MAINTENANCE OF INFRASTRUCTURE

         The Borough will operate and maintain all infrastructure necessary to supply the untreated water to the project boundary. We will reimburse the Borough for its associated maintenance and replacement costs.

         We will own and maintain metering equipment to measure the delivery of untreated water from each source to the point of delivery and will transmit a signal of the measurements to the Borough, which will use the information to compile billing invoices. At least once every five years, or more often if requested by either party, we shall test the metering equipment. If the tests reveal that the metering equipment is inaccurate, the equipment must be recalibrated or replaced and a billing adjustment may be made.

         The Borough will own and maintain metering equipment, which it may elect to read monthly, to confirm the quantities of untreated water supplied from each source. The equipment will be tested and recalibrated or replaced if necessary in the same manner that our metering equipment is tested.

INFRASTRUCTURE STUDIES AND ADDITIONS

         We will pay for the actual cost, subject to a mutually agreed upon cap, of infrastructure studies to determine the costs and benefits of (i) installing a new pipeline and (ii) improving the existing South River intake structure. We will have the right to pay for the upgrades, improvements and/or new infrastructure that may be identified as necessary or desirable by the studies in exchange for the benefits allowed with their implementation. Other water users that benefit from the improvements will pay a pro-rata portion of the costs of the improvements.

         If the Borough or we reasonably determines that capital improvements to the infrastructure are required, the party will notify the other party and the parties will meet in good faith to determine the scope of the capital improvements. We will pay for our costs and expenses arising from the capital improvements as well as those of the Borough. If we damage either infrastructure or capital improvements, we will restore the damaged portions thereof or pay the Borough to restore the damaged portions.

ADDITIONAL OBLIGATIONS OF THE PARTIES

     ADDITIONAL OBLIGATIONS OF THE BOROUGH

         The Borough will use its best efforts to either (i) amend its existing permit, which limits pumping from the Lagoons to 1,000,000 gallons of water per day or (ii) obtain or change any other permits necessary to allow it to meet its obligations under the water supply agreement. The Borough will provide us with written invoices by not later than the 15th of each month. The amounts due under the invoices will be due within 30 days of receipt. The Borough will provide us and the financing parties with escorted access to any infrastructure or other property owned by the Borough to which we or the financing parties reasonably request access.

     OUR ADDITIONAL OBLIGATIONS

         We will provide the Borough with notice of any violation by the Borough of applicable government approvals related to the delivery of untreated water. Not later than the 15th day of each month, we will provide the Borough with a detailed invoice listing any amounts due to us under the water supply agreement.

FORCE MAJEURE

         If either party is unable to carry out any obligation under the water supply agreement due to an event of force majeure, the water supply agreement will remain in effect but the obligation will be suspended for the period necessitated by the force majeure, as long as:

         - the affected party gives the other party written notice within 48 hours of the occurrence of the force majeure;

         - the suspension of performance is of no greater scope and no longer than required by the force majeure; and

         - the non-performing party uses its best efforts to remedy its inability to perform.

TERM

         The water supply agreement has a term of 30 years with an option to extend for up to four additional five year terms. The agreement may be terminated by us and by the Borough under some circumstances including; (i) our failure to deliver a commencement notice on or prior to December 31, 2003; (ii) the occurrence of a bankruptcy event affecting the other party; and (iii) failure of a party to perform a material obligation within the time contemplated and the continuation of the failure for a period of 30 days or more.

ITEM 2.   PROPERTIES

         Since we are a development stage company, our principal property is the project site, which we own and the construction in progress. We will lease our site for a 25 year term to AES URC, who will construct and own part of the facility on the site. AES URC will lease to us the site and that part of the facility owned by AES URC and at the end of the lease term we will have an option to purchase that part of the facility so that we will own all of the site and facility. The site is located in the Borough of Sayreville, Middlesex County, New Jersey on an approximately 62-acre parcel of land. We have access, utility and construction easements and licenses across neighboring property. We have title insurance in connection with our property rights.

         Under certain financing documents, our rights and interests in our property, are encumbered by mortgages, security agreements, collateral assignments and pledges for the benefit of the bondholders and other senior creditors.

         Upon completion of construction, our facility will consist of an approximately 830 megawatt (net) gas-fired combined cycle electric generating facility. We expect our facility to become operational on or about December 31, 2001, although we cannot assure you of this. We will sell all of our facility's capacity, and provide fuel conversion and ancillary services, to Williams Energy under a long-term power purchase agreement. We will not receive material revenues under the power purchase agreement or otherwise before our facility becomes operational.

         Our facility will be located on property that we own in the Borough of Sayreville, Middlesex County, New Jersey. Our facility will be designed, engineered, procured and constructed for us by Washington Group under a fixed-price, turnkey construction agreement. Among other components, our facility will use three Siemens Westinghouse model 501F combustion turbines, three heat recovery steam generators and one multicylinder steam turbine. Under a maintenance services agreement, Siemens Westinghouse will provide us with specific combustion turbine maintenance services and spare parts in respect of each combustion turbine until sixteen years after execution of the agreement or the twelfth planned outage of the combustion turbine, whichever is earlier, unless we exercise our right to cancel the agreement after the first major outage of the combustion turbines which will be after approximately the sixth year of operation of the facility. Under the power purchase agreement, Williams Energy or its affiliates will supply fuel necessary to allow us to provide capacity, fuel conversion and ancillary services to Williams Energy. AES Sayreville will provide development, construction management, and operations and maintenance services for our facility under an operations agreement. We will provide installation, operation and maintenance of facilities necessary to interconnect our facility to Jersey Central Power's transmission system under an interconnection agreement.

ITEM 3.   LEGAL PROCEEDINGS

         Neither we nor AES URC is party to any legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable pursuant to General Instruction I of the Form 10-K.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         There is no market for our equity interests. All of our member interests are owned by our parent, AES Red Oak, Inc., a subsidiary of The AES Corporation.

ITEM 6.   SELECTED FINANCIAL DATA

         Not applicable pursuant to General Instruction I of the Form 10-K.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with our financial statements and the notes thereto included elsewhere in this annual report. The following discussion involves forward-looking statements. Our actual results may differ significantly from the results suggested by these forward-looking statements.


GENERAL

         We were formed on September 13, 1998 to develop, construct, own, operate and maintain our facility. We are in the development stage and have no operating revenues. We were dormant until March 15, 2000, the date of the sale of our senior secured bonds. We obtained $384.0 million of project financing from the sale of the senior secured bonds. The total cost of the construction of our facility is estimated to be approximately $439.8 million, which will be financed by the proceeds from our sale of the senior secured bonds and an equity contribution described below. In late September 2000, we consummated an exchange offer whereby the holders of our senior secured bonds exchanged their privately placed senior secured bonds for registered senior secured bonds.

         Our facility is still under construction and is expected to be completed and operational by approximately December 31, 2001. We cannot assure that these expectations will be met. See "Cautionary Note Regarding Forward-Looking Statements."

         The following discussion presents certain financial information as of December 31, 2000, and for the period from March 15, 2000 (inception) through December 31, 2000.

EQUITY CONTRIBUTIONS

         Under an equity subscription agreement, AES Red Oak, Inc. is obligated to contribute up to approximately $55.7 million to us to fund project costs. AES Red Oak Inc.'s obligation to make the contributions is, and will be, supported by an acceptable letter of credit or an acceptable bond.

RESULTS OF OPERATIONS

         As of December 31, 2000, Construction in Progress, which includes capitalized facility construction costs and capitalized interest costs, was $117.0 million. For the period ended December 31, 2000, capitalized facility construction costs were $92.8 million. As discussed in greater detail below, Construction in Progress also includes the capitalization of construction related interest cost incurred on the portion of the bond proceeds expended during the construction period. These capitalized costs are included in Construction in Progress as assets on the Balance Sheet.

         We prepaid the construction contract in the amount of $288.6 million. In consideration of our prepayment,

Washington Group issued in favor of us a letter of credit for an initial amount of $237.7 million. As of December 31, 2000, the letter of credit had been reduced by $60.2 million to $177.5, the result of the completion of certain construction milestones. Prepaid construction costs in the amount of $227.6 million are included as assets on the Balance Sheet. The cost of purchasing land for construction of our facility has been separately identified on the Balance Sheet.

         For the period ended December 31, 2000 , general and administrative costs of $201,000 were incurred. These costs did not directly relate to construction and are included as expenses in the Statement of Operations.

         A portion of the proceeds from the sale of the senior secured bonds have not yet been expended on construction and were invested by the trustee. For the period ended December 31, 2000, the interest income earned on these invested funds was approximately $1.9 million, and is included in the Statement of Operations.

         As noted above, construction related interest costs incurred on the portion of the bond proceeds expended during the construction period is capitalized to Construction in Progress. For the period ended December 31, 2000, capitalized construction related interest costs were approximately $24.2 million and are included on the Balance Sheet. For the period ended December 31, 2000, interest cost incurred on the bond proceeds not spent on construction of our facility was approximately $2.6 million and is included as interest expense in the Statement of Operations.

         For the period ended December 31, 2000, non-capitalizable costs less net interest expense resulted in a net loss of approximately $948,000. This net loss resulted in a deficiency of earnings to fixed charges for the period ended December 31, 2000 of approximately $25.9 million. The results of operations may not be comparable with the results of operations during future periods, especially when our facility commences commercial operations.

LIQUIDITY AND CAPITAL RESOURCES

         We believe that the net proceeds from the sale of the senior secured bonds, together with the equity contribution, will be sufficient to (1) fund the engineering, procurement, construction, testing and commissioning of our facility until it is placed in commercial operation, (2) pay certain fees and expenses in connection with the financing and development of our project and (3) pay project costs, including interest on the senior secured bonds. After our facility is placed in commercial operation, we will depend on revenues under the power purchase agreement, and after the power purchase agreement expires, we will depend revenues generated from market sales of electricity.

         In order to provide liquidity in the event of cash flow shortfalls, a debt service reserve account will contain an amount equal to the debt service reserve account required balance through cash funding, issuance of the debt service reserve letter of credit or a combination of the two.

         As of December 31, 2000, apart from commitments totaling $541,000 arising from the construction of the facility, we have committed to three additional capital expenditures totaling approximately $3.2 million. These expenditures include approximately $341,000 for road modifications, $774,000 for a water pipeline, and $2.0 million for a water pumping station. As of the date hereof, the road modifications and their related expenditures have been substantially completed. We expect to pay the remaining balance of the pipeline, approximately $100,000, and the entire cost of the water pumping station in fiscal year 2001 from the proceeds of the sale of the senior secured bonds issued on March 15, 2000.

BUSINESS STRATEGY AND OUTLOOK

         Our overall business strategy is to market and sell all of our net capacity, fuel conversion and ancillary services to Williams Energy during the 20-year term of the power purchase agreement. After expiration of the power purchase agreement, we anticipate selling our facility's capacity, ancillary services and energy under a power purchase agreement or into the PJM power pool market. We intend to cause our facility to be managed, operated and maintained in compliance with the project contracts and all applicable legal requirements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         We have issued and outstanding two series of bonds, registered under the Securities Act of 1933, for an aggregate amount of $384 million. Our Series A Bonds are for $224 million and bear interest at 8.54%. Our Series B Bonds are for $160 million and bear interest at 9.20%. Interest on the bonds is payable on each February 28, May 31, August 31, and November 30, commenced on May 31, 2000. Principal of the Series A Bonds will be payable on the same dates as interest, beginning August 31, 2002. Principal of the Series B Bonds will be payable on the same dates as interest, beginning February 28, 2019. The bonds are secured ratably by a lien on and security interest in shared collateral, which consists of substantially all of our assets. In addition, the indenture accounts, the debt service reserve account and the debt service reserve letter of credit (other than to the extent of the debt service reserve letter of credit provider's right to specific proceeds thereunder) are separate collateral solely for the benefit of the holders of the bonds. The fair value of these bonds at December 31, 2000 was approximately $413 million. We are not subject to interest rate risk as the interest rates associated with our outstanding indebtedness are fixed over the life of the bonds. We currently have no other financial or derivative financial instruments. We do not believe that we face other material risks requiring disclosure pursuant to Item 305 of Regulation S-K.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA


                               AES RED OAK L.L.C.
          (A DEVELOPMENT STAGE ENTERPRISE, AND AN INDIRECT WHOLLY OWNED
                       SUBSIDIARY OF THE AES CORPORATION)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                                   PAGE
Independent Auditors' Report.........................................................................................41

Consolidated Balance Sheet...........................................................................................42

Consolidated Statement of Operations.................................................................................43

Consolidated Statement of Changes in Member's Deficit................................................................44

Consolidated Statement of Cash Flows.................................................................................45

Notes to Consolidated Financial Statements...........................................................................46

                          INDEPENDENT AUDITORS' REPORT


         To the Member of
           AES Red Oak, L.L.C.:

         We have audited the accompanying consolidated balance sheet of AES Red Oak, L.L.C. (an indirect wholly owned subsidiary of The AES Corporation and a development stage enterprise) (the Company) as of December 31, 2000, and the related consolidated statements of operations, changes in member's deficit and cash flows for the period from March 15, 2000 (inception) through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, such financial statements present fairly, in all material respects, the financial position of AES Red Oak, L.L.C., as of December 31, 2000, and the results of its operations and its cash flows for the period from March 15, 2000 (inception) through December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


/s/  Deloitte & Touche LLP
McLean, Virginia

January 29, 2001
(March 28, 2001 as to Note 10)

              AES RED OAK, L.L.C. (A DEVELOPMENT STAGE ENTERPRISE)

                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2000

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
--------------------------------------------------------------------------------


ASSETS
CURRENT ASSETS:
    Cash                                                                                                    $        15
    Restricted investments-- at cost, which approximates market value                                            21,795
    Receivables                                                                                                      21
                                                                                                            -----------

                  Total current assets                                                                           21,831

PREPAID CONSTRUCTION COSTS                                                                                      227,609

LAND                                                                                                              4,240

CONSTRUCTION IN PROGRESS                                                                                        117,033

DEFERRED FINANCING COSTS-- Net of accumulated amortization of $646                                               18,059
                                                                                                            -----------

TOTAL ASSETS                                                                                                $   388,772
                                                                                                            ===========

LIABILITIES AND MEMBER'S DEFICIT

CURRENT LIABILITIES:
    Accounts payable                                                                                        $       304
    Accrued liabilities                                                                                              90
    Accrued interest                                                                                              2,821
    Payable to affiliates                                                                                         2,505
                                                                                                            -----------

                  Total current liabilities                                                                       5,720

BONDS PAYABLE                                                                                                   384,000
                                                                                                            -----------

                  Total liabilities                                                                             389,720
                                                                                                            -----------

COMMITMENTS (Notes 4, 5, 6, and 7)

MEMBER'S DEFICIT:
    Common stock, $1 par value-- 10 shares authorized, none issued or outstanding                                   ---
    Deficit accumulated during the development stage                                                              (948)
                                                                                                            -----------

                  Total member's deficit                                                                          (948)
                                                                                                            -----------

TOTAL LIABILITIES AND MEMBER'S DEFICIT                                                                      $   388,772
                                                                                                            ===========

See notes to consolidated financial statements.

AES RED OAK, L.L.C. (A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENT OF OPERATIONS
PERIOD FROM MARCH 15, 2000 (INCEPTION) THROUGH DECEMBER 31, 2000
(IN THOUSANDS)
--------------------------------------------------------------------------------

OPERATING EXPENSES:
    General and administrative costs                                                                           $  (201)
                                                                                                               -------

                      Operating loss
                                                                                                                  (201)

OTHER INCOME/EXPENSE:
    Interest income
                                                                                                                 1,852
    Interest expense
                                                                                                                (2,599)

NET LOSS                                                                                                        $ (948)
                                                                                                               =======


See notes to consolidated financial statements.

              AES RED OAK, L.L.C. (A DEVELOPMENT STAGE ENTERPRISE)

              CONSOLIDATED STATEMENT OF CHANGES IN MEMBER'S DEFICIT PERIOD FROM MARCH 15, 2000 (INCEPTION) THROUGH DECEMBER 31, 2000

(IN THOUSANDS)
--------------------------------------------------------------------------------


                                                                                           DEFICIT
                                                                                         ACCUMULATED
                                                              COMMON STOCK               DURING THE
                                                    ----------------------------------   DEVELOPMENT
                                                        SHARES            AMOUNT            STAGE            TOTAL
                                                      -----------       ----------        ----------       -----------

BALANCE, MARCH 15, 2000 (Inception)                           ---       $      ---        $      ---       $       ---

    Net loss                                                                                   (948)             (948)
                                                      -----------       ----------        ----------       -----------

BALANCE, DECEMBER 31, 2000                                              $                 $    (948)       $     (948)
                                                      ===========       ==========        ==========       ===========

See notes to consolidated financial statements.

AES RED OAK, L.L.C. (A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENT OF CASH FLOWS
PERIOD FROM MARCH 15, 2000 (INCEPTION) THROUGH DECEMBER 31, 2000
 (IN THOUSANDS)
--------------------------------------------------------------------------------

OPERATING ACTIVITIES:
    Net loss                                                                                                  $    (948)
    Amortization of deferred financing costs                                                                        646
    Change in:
        Accounts receivable                                                                                         (21)
        Accounts payable                                                                                            304
        Accrued liabilites                                                                                           90
        Payable to affiliates                                                                                     2,505
        Accrued interest                                                                                          2,821
                                                                                                              ----------

                      Net cash provided by operating activities                                                   5,397
                                                                                                              ----------

INVESTING ACTIVITIES:
    Prepaid construction costs                                                                                 (288,573)
    Payments for construction in progress                                                                       (56,069)
    Payments for land                                                                                            (4,240)
    Payments to restricted account                                                                              (21,795)
                                                                                                              ----------
                      Net cash used in financing activities                                                    (370,677)
                                                                                                              ----------

FINANCING ACTIVITIES:
    Proceeds from project debt issuance                                                                         384,000
    Payments for deferred financing costs                                                                       (18,705)
                                                                                                              ----------

                      Net cash provided by financing activities                                                 365,295
                                                                                                              ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                                            15

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                                        -
                                                                                                              ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                                      $      15
                                                                                                              ==========

SUPPLEMENTAL DISCLOSURE OF OTHER ACTIVITIES:
    Interest paid (net of amounts capitalized)                                                                $   2,325
                                                                                                              ==========

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
    Transfer of prepaid construction costs to construction in progress                                        $  60,964
                                                                                                              ==========


See notes to consolidated financial statements.

               AES RED OAK L.L.C. (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        PERIOD FROM MARCH 15, 2000 (INCEPTION) THROUGH DECEMBER 31, 2000
--------------------------------------------------------------------------------


1.       ORGANIZATION

                  AES, Red Oak, L.L.C. (the Company) was formed on September 13, 1998, in the State of Delaware, to develop, construct, own and operate a 830-megawatt (MW) gas-fired, combined cycle electric generating facility in the Borough of Sayreville, Middlesex County, New Jersey (the Plant). The Company was considered dormant until March 15, 2000 (hereinafter, inception), at which time the Project Financing and certain related agreements were consummated. The Plant, currently under construction, will consist of three Westinghouse 501 FD combustion turbines, three unfired heat recovery steam generators, and one multicylinder steam turbine. The Plant will produce and sell electricity, as well as provide fuel conversion and ancillary services, solely to Williams Energy Marketing and Trading Company (Williams) under a power purchase agreement (the PPA) with a term of 20 years that will commence on the Plant's anticipated commercial operation date, December 31, 2001 (see Note 5).

                  The Company is in the development stage and is not expected to generate any operating revenues until the Plant achieves commercial operations. As with any new business venture of this size and nature, operation of the Plant could be affected by many factors. Management of the Company believes that the assets of the Company are realizable.

                  The Company is a wholly owned subsidiary of AES Red Oak, Inc. (Red Oak), which is a wholly owned subsidiary of The AES Corporation
         (AES). Red Oak has no assets other than its ownership interests in the Company and AES Sayreville, L.L.C. (see Note 7). Red Oak has no operations and is not expected to have any operations. Its only income, if any, will be from distributions it receives from the Company and AES Sayreville, L.L.C., once the Company achieves commercial operation. The equity that Red Oak is to provide to the Company will be provided to Red Oak by AES, which owns all of the stock of Red Oak (see Note 4). AES files quarterly and annual audited reports with the Securities and Exchange Commission under the 1934 Exchange Act, which are publicly available. Red Oak's equity contribution obligations are required to be supported by either an insurance bond or letter of credit. Currently those obligations are supported by an insurance bond issued to the collateral agent (see Note 4).

                  The Company owns all of the equity interests in AES Red Oak Urban Renewal Corporation (URC), which was organized as an urban renewal corporation under New Jersey Law. As an urban renewal corporation under New Jersey law, portions of the Plant can be designated as redevelopment areas in order to provide real estate tax and development benefits to the Plant. URC has no operations outside of its activities in connection with the Plant.

                  On March 15, 2000, the Company issued $384 million in senior secured bonds (see Note 4) for the purpose of providing financing for the construction of the Plant and to fund, through the construction period, interest payments to the bondholders. In late September 2000, the Company consummated an exchange offer whereby the holders of the senior secured bonds exchanged their privately placed senior secured bonds for registered senior secure bonds.

                  Pursuant to an Equity Subscription Agreement, Red Oak has agreed to contribute up to approximately $55.7 million to the Company to fund construction after the bond proceeds have been fully utilized (see Note 4).

                  On July 7, 2000, Morrison Knudsen Corporation completed its acquisition of Raytheon Engineers & Constructors, Inc. (the Original Contractor) and formed Washington Group International, Inc. (the Contractor). The Contractor is comprised of Morrison Knudsen Corporation, Raytheon Engineers & Constructors, Inc. and Westinghouse Government Services Group. The terms and conditions under the Engineering, Procurement and Construction Contract (the EPC) and the letter-of-credit obligation remain unchanged (see Note 6).

2.       SIGNIFICANT ACCOUNTING POLICIES

                  PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and AES URC, its wholly owned subsidiary. All intercompany transactions and balances have been eliminated in consolidation.

                  CASH AND CASH EQUIVALENTS - The Company considers unrestricted cash on hand, deposits in banks, and investments with original maturities of three months or less to be cash and cash equivalents for the purpose of the statement of cash flows.

                  INVESTMENTS HELD BY TRUSTEE - The Company is required to maintain a construction funding account for the payment of certain qualifying construction costs and a construction interest account from which quarterly interest payments are to be made. As of December 31, 2000, these amounts were fully invested in money market accounts. The balances in the construction funding account and the construction interest account were approximately $17.3 million and $4.5 million, respectively, as of December 31, 2000.

                  CONSTRUCTION IN PROGRESS - Costs incurred in developing the Plant, including progress payments, engineering costs, management and development fees, interest, and other costs related to construction are capitalized. Total interest capitalized on the project financing debt was approximately $24.2 million as of December 31, 2000. Certain costs related to construction activities were paid by AES prior to the issuance of the bonds. These amounts of approximately $12.4 million, are reflected within construction in progress, and were reimbursed to AES out of the bond proceeds.

                  PREPAYMENT OF CONSTRUCTION CONTRACT - The Company prepaid a portion of the EPC in the amount of $288.6 million on March 15, 2000. The Contractor provided the Company with a letter of credit that will be reduced as work under the EPC is completed. As of December 31, 2000, the amount of the letter of credit was $177.5 million.

                  The Company reclassifies amounts from the prepaid construction account to the construction in progress as the letter of credit is reduced.

                  DEFERRED FINANCING COSTS - Financing costs are deferred and are being amortized using the straight-line method over the life of the bonds, which does not differ materially from the effective interest method of amortization.

                  USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                  INCOME TAXES - The Company is a limited liability corporation and is treated as a partnership for tax purposes. Therefore, it does not pay income taxes, and no provision for income taxes has been reflected in the accompanying financial statements.

                  COMPREHENSIVE INCOME - The Company follows Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME (SFAS 130) which establishes rules for the reporting of comprehensive income and its components. SFAS 130 had no impact on the Company's financial statements as the Company had no items of other comprehensive income.

                  START-UP COSTS - The Company follows AICPA Statement of Position (SOP) 98-5, REPORTING ON THE COSTS OF START-UP ACTIVITIES, which requires that start-up and organizational costs be expensed as incurred. As such, no costs to which SOP 98-5 applies have been capitalized in the accompanying balance sheet.

3.       NEW ACCOUNTING PRONOUNCEMENTS

                  On January 1, 2001, the Company adopted SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which, as amended, established new accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires that an entity recognize all derivatives (including derivatives embedded in other contracts) as either assets or liabilities on the balance sheet and measure those instruments at fair value. Changes in the derivative's fair value are to be recognized currently in earnings unless specific hedge accounting criteria are met. Hedge accounting allows a derivative's gains or losses in fair value to offset related results of a hedged item in the statement of operations and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

                  SFAS No. 133 allows hedge accounting for fair value and cash flow hedges. SFAS No. 133 provides that the gain or loss on a derivative instrument designated and qualifying as a fair value hedge, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, be recognized currently in earnings in the same accounting period. SFAS No. 133 provides that the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedge be reported as a component of other comprehensive income in stockholder's equity and be reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining loss on the derivative, if any, must be recognized currently in earnings.

                  As explained in Note 1, the Company will produce and sell electricity, as well as provide fuel conversion and ancillary services, solely to Williams under the PPA. The Company believes the PPA, although meeting the definition of a derivative under SFAS No. 133, qualifies for the normal purchase and sales exception and thus is not required to be accounted for as a derivative. The Derivatives Implementation Group (DIG) of the Financial Accounting Standards Board is currently discussing the accounting treatment under SFAS No. 133 for contracts similar to the PPA. The DIG may conclude that such contracts are required to be accounted for as derivatives. The Company has no other contracts that meet the definition of a derivative or an embedded derivative under SFAS No. 133. Therefore, there is no significant impact on the Company's financial statements as of December 31, 2000.

4.       BONDS PAYABLE

                  On March 15, 2000, the Company issued $224 million of 8.54% senior secured bonds due 2019 and $160 million of 9.20% senior secured bonds due 2029 (collectively, the Bonds) to qualified institutional buyers and/or institutional accredited investors, pursuant to a transaction exempt from registration under the Securities and Exchange Act of 1933 (the Act) in accordance with Rule 144A of the Act. In late September 2000, the Company consummated an exchange offer whereby the holders of the bonds exchanged their privately placed bonds for registered bonds. The net proceeds of the bonds (after deferred financing costs), approximately $365 million, were used to prepay the Contractor and other construction costs of the Plant and will be used, during the construction period, primarily for interest payments to bondholders.

                  FUTURE MATURITIES OF DEBT - Principal on the Bonds is payable quarterly in arrears, commencing on August 31, 2002. The final maturity date for the 2019 Bonds and the 2029 Bonds is November 30, 2019 and November 30, 2029, respectively.

                  PRINCIPAL & INTEREST REPAYMENT SCHEDULE (IN THOUSANDS):

YEAR                                                                               INTEREST        PRINCIPAL
2001                                                                                  $  33,850           $   -
2002                                                                                     33,824           2,419
2003                                                                                     33,536           6,219
2004                                                                                     33,113           5,230
2005                                                                                     32,579           5,071
2006 and thereafter                                                                     412,194         365,061
                                                                                   -------------     -----------
Total payments                                                                        $ 579,096       $ 384,000
                                                                                   =============     ===========



                  OPTIONAL REDEMPTION - The Bonds are subject to optional redemption, in whole or in part, at any time at a redemption price equal to 100% of the principal amount plus accrued interest, together with a premium calculated using a discount rate equal to the interest rate on comparable U.S. Treasury securities plus 50 basis points.

                  MANDATORY REDEMPTION - The Bonds are subject to mandatory redemption, in whole or in part, at a redemption price equivalent to 100% of the principal amount plus accrued interest under certain situations pursuant to receiving insurance proceeds, eminent domain proceeds, liquidated damages under the EPC, or in certain instances in which payments are received under the PPA if the Company terminates the PPA as a result of a default by Williams.

                  INDENTURE - The Indenture contains limitations on the Company incurring additional indebtedness, granting liens on the Company's property, distributing equity and paying subordinated indebtedness issued by affiliates of the Company, entering into transactions with affiliates, amending, terminating or assigning any of the Company's contracts and fundamental changes or disposition of assets.

                  Collateral for the Bonds consists of the Plant and related facilities, all agreements relating to the operation of the project, the bank and investment accounts of the Company, and all ownership interests in the Company, as prescribed under the trust indenture agency (the Indenture). The Company is also bound by a collateral agency agreement (the Collateral Agency Agreement) and an equity subscription agreement (the Equity Subscription Agreement).

                  COLLATERAL AGENCY AGREEMENT - The Collateral Agency Agreement requires the Company to fund or provide the funding or a letter of credit for a debt service reserve fund, which is expected to commence on February 14, 2002. The amount required for funding the debt service reserve fund is equal to six months scheduled payments of principal and interest on the bonds.

                  EQUITY SUBSCRIPTION AGREEMENT - The Company, along with Red Oak, has entered into an Equity Subscription Agreement, pursuant to which Red Oak has agreed to contribute up to approximately $55.7 million to the Company to fund project costs. This amount is secured by an insurance bond obtained by Red Oak. Red Oak will fund these amounts as they come due upon the earlier of (a) expenditure of all funds that have been established for construction or (b) the occurrence and during the continuation of an event of default, as defined under the Indenture. A portion of this equity requirement may be made in the form of affiliate debt between Red Oak and the Company, which is subordinate to the Bonds.

                  COVENANTS - The Indenture, Collateral Agency Agreement and Equity Subscription Agreement, contain specific covenants and requirements to be met by the Company.

5.       POWER PURCHASE AGREEMENT

                  The Company and Williams have entered into a PPA for the sale of all electric energy and capacity produced by the Plant, as well as ancillary services and fuel conversion services. The term of the PPA is 20 years, commencing on the Commercial Operation Date (COD) defined in the PPA as the day the initial start up testing procedures have been successfully completed and notified to Williams by the Company. The PPA provides for an anticipated COD on or before December 31, 2001. However, if the COD does not occur as of that date, the Company has the right to extend the COD to June 30, 2002 by paying to Williams an amount of $2.5 million. Beyond that first extension, the latest possible extension of COD that may be requested by the Company is on June 30, 2003 through the payment of daily fees aggregating to a maximum of $14.2 million.

                  Payment obligations to the Company are guaranteed by The Williams Companies, Inc. Such payment obligations under the guarantee are capped at an amount equal to 125% of the sum of the principal amounts of the bonds plus the maximum debt service reserve account required balance.

                  The Company has provided Williams a guaranty issued by AES of specific payment obligations should the Plant not achieve commercial operation by December 31, 2001. AES's commitment under the guaranty is capped at $30 million. The Company has the option, and may be required under specific conditions described in the PPA, to replace the guaranty issued by AES with a letter of credit issued by a commercial bank. In such case, the repayment obligations with respect to drawings under the letter of credit are to be a senior debt obligation of the Company.

                  FUEL CONVERSION AND OTHER SERVICES - As instructed by the Company, Williams has the obligation to deliver, on an exclusive basis, all quantities of natural gas and fuel oil required by the Plant to generate electricity or ancillary services, to start-up or shut-down the plant, and to operate the Plant during any period other than a start-up, shut-down, or required dispatch by Williams for any reason.

6.       COMMITMENTS

                  EPC - The Company has entered into a fixed-price turnkey agreement with the Contractor for the design, engineering, procurement and construction of the Plant for a total adjusted contract price of $295.7 million. As explained in Note 2, the Company prepaid a portion of the EPC in the amount of $288.6 million on March 15, 2000. In consideration of the prepayment the Contractor issued in favor of the Company a letter of credit with an initial amount of $237.7 million to be reduced over the construction period. As of December 31, 2000, the amount of the letter of credit was $177.5 million.

                  MAINTENANCE SERVICES AGREEMENT - The Company has entered into an agreement with Siemens Westinghouse Power Corporation (Siemens). Siemens will provide the Company with specific combustion turbine maintenance services and spare parts for an initial term of between six and sixteen years. For the first six years of operation, the Company is committed to pay $306 per kilowatt-hour of service. The value of this commitment is not determinable at this time because the operational mode Williams will require from the Company is unknown.

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

                  INTERCONNECTION AGREEMENT - The Company has entered into an interconnection agreement with Jersey Central Power & Light Company d/b/a GPU Energy (GPU) to transmit the electricity generated by the Plant to the transmission grid so that it may be sold as prescribed under the Company's PPA. The Agreement is in effect for the life of the Plant, yet may be terminated by mutual consent of both GPU and the Company under certain circumstances as detailed in the agreement. Costs associated with the agreement are based on electricity transmitted via GPU at a variable price, the PJM (Pennsylvania/New Jersey/Maryland) Tariff, as charged by GPU to the Company, which is comprised of both service cost and asset recovery cost, as determined by GPU and approved by the Federal Energy Regulatory Committee.

                  WATER SUPPLY PIPELINE - The Borough will design the Lagoon Water Pipeline, Lagoon Pumping Station and Sayreville Interconnection Number 2 in conformance with standard water system practice. The Company is responsible for selection of a contractor and for payment of all costs. The pipeline engineering and routing has been finalized. The construction contract has been awarded, pipeline materials have been procured, and the construction has commenced. The value of the pipeline contract is approximately $1 million, none of which has been paid as of December 31, 2000. The construction contract for the Pumping Station has not been awarded. The value of the project is estimated to be approximately $2.0 million.

7.       RELATED PARTY TRANSACTIONS

                  Effective March 2000, the Company entered into a 32-year development and construction management agreement with AES Sayreville, L.L.C. (Sayreville), another wholly owned subsidiary of Red Oak, to provide certain support services required by the Company for the development and construction of the Plant. Under this agreement Sayreville will also provide operations management services for the Plant once commercial operation is attained. Minimum amounts payable under the contract during the construction period are $125,000 per month. Once commercial operation is achieved, payments for operations management services will be approximately $400,000 per quarter.

                  During the construction period, the construction management fees will be paid to Sayreville from the investment balances or from equity funding. Through December 31, 2000, $1,250,000 in construction management fees were incurred and charged to construction in progress. As of December 31, 2000, $125,000 was payable to Sayreville. AES will supply Sayreville with the personnel and services necessary to carry out its obligations.

8.       FAIR VALUE OF FINANCIAL INSTRUMENTS

                  The estimated fair values of the Company's financial instruments have been determined using available market information. The estimates are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

                  The fair value of the Company's restricted investments approximates their carrying value. The Bonds had a carrying amount of $384 million with a fair value of approximately $413 million at December 31, 2000.

9.       SEGMENT INFORMATION

                  Under the provisions of Statement of Financial Accounting Standards No. 131, DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, the Company's business is expected to be operated as one reportable segment, with operating income or loss being the measure of performance evaluated by the chief operating decision maker. As described in Notes 1 and 5, the Company's primary customer will be Williams, which is expected to provide all of the revenues of the Company during the term of the PPA.

10.      SUBSEQUENT EVENT

As discussed in Note 6, the Company has entered into a fixed-price turnkey agreement with Washington Group International, Inc. (the Contractor) for the design, engineering, procurement, and construction of the Plant.

On March 2, 2001, the Contractor filed documents with the Securities and Exchange Commission publicly announcing that it was facing "severe near-term liquidity problems." The Contractor stated in those documents that if it is unable to resolve its current financial situation, it might seek protection from its creditors under the United States Bankruptcy Code. Under the EPC agreement, a bankruptcy filing by the Contractor constitutes an event of default.

Subsequent to March 2, 2001, the Company requested and the Contractor provided assurances with respect to the completion of the Company's facility. In addition, as discussed in Note 6, the Contractor has obtained a letter of credit on behalf of the Company, which as of December 31, 2000, was approximately $177.5 million. Furthermore, Raytheon Company, the parent of the Original Contractor, has issued a Guaranty, effective as of October 15, 1999 in the Company's favor that irrevocably and unconditionally guarantees the Contractor's obligations under the EPC agreement.

If it becomes necessary to replace the Contractor, the Company may experience significant construction delays that could extend the expected commercial operation date beyond December 31, 2001.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         We are a Delaware limited liability company and have no employees other than our officers. Our officers receive no compensation for the services they provide to us or for any transaction between us and any of our affiliates. We are managed by our board of directors under the terms of our the Amended and Restated Limited Liability Company Agreement, dated as of November 23, 1999. The following table sets forth the names, ages and positions of our directors and executive officers. Our directors are elected annually and each elected director holds office until the director's successor is elected and qualified or the director resigns or is removed. Our officers are elected from time to time by vote of the board of directors.

NAME                                               AGE                 POSITIONS
---------                                          ---                 ---------
John R. Ruggirello                                   50                President and Director
Barry J. Sharp                                       41                Director and Chief Financial Officer
Charles B. Falter                                    36                Vice President
Patricia L. Rollin                                   40                Vice President
Bart R. Rossi                                        52                Vice President
Joel Abramsom                                        30                Vice President
Edward C. Hall, III                                  41                Vice President
Kevin Polchow                                        39                Vice President
Michael Romaniw                                      31                Vice President and Treasurer
Maureen B. Shearer                                   36                Secretary
Roger Naill                                          53                Director

         JOHN RUGGIRELLO has served as our Director and President since 1998. Mr. Ruggirello is Senior Vice President of The AES Corporation. Mr. Ruggirello also serves as the President of AES Enterprise, a business development and plant operations division serving the Mid-Atlantic United States since 1994. Prior to his current position, Mr. Ruggirello was plant manager of AES Beaver Valley. Mr. Ruggirello spends approximately 20% of his time in his capacity as Senior Vice President of The AES Corporation.

         BARRY SHARP has served as our Director and Chief Financial Officer since 1998. Mr. Sharp is currently Senior Vice President and Chief Financial Officer of The AES Corporation. He joined The AES Corporation as Director of Finance and Administration in 1986. Prior to The AES Corporation, he held various positions with Arthur Anderson & Company and Marriott. Mr. Sharp spends approximately 95% of his time in his capacity as Senior Vice President and Chief Financial Officer of The AES Corporation.

         CHARLES FALTER has served as our Vice President since 1998. Mr. Falter was the Project Director for our project through March 15, 2000 and now works as a Project Director on other AES projects. He joined The AES Corporation as a Project Engineer in 1988.

         PATRICIA ROLLIN has served as our Vice President since 1998. Ms. Rollin is also a Vice President of AES Enterprise. She served as Director of Investor Relations of The AES Corporation from 1994 through 1995. She joined The AES Corporation Corporate Strategic Planning Group in 1984.

         BART ROSSI has served as our Vice President since 1998. Mr. Rossi is currently a project Engineering Director at The AES Corporation. He assumed that position in 1996. Prior to joining The AES Corporation, Mr. Rossi served as a Chief Engineer for Ebasco Services, Inc.

         JOEL ABRAMSOM has served as our Vice President since 1998. Mr. Abramson is currently a Project Manager of The AES Corporation and has held that position since 1995.

         EDWARD HALL, III has served as our Vice President since 1998. Mr. Hall is currently Executive Vice President of AES Endeavor, focused on business development in New York, New England and Canada. He joined The AES Corporation in 1988.

         KEVIN POLCHOW has served as our Vice President since 1998. Mr. Polchow is currently the Tax Director of The AES Corporation. He assumed that position in 1994. Prior to joining The AES Corporation, Mr. Polchow served as a Senior Manager at Deloitte & Touche LLP.

         MICHAEL ROMANIW has served as our Vice President and Treasurer since 2000. Mr. Romaniw is currently Tax Manager of The AES Corporation and has held that position since 1999. Prior to joining The AES Corporation, Mr. Romaniw was with Ernst & Young LLP.

         MAUREEN B. SHEARER has served as our Secretary since 1999. She is currently Corporate Paralegal of The AES Corporation and has held that position since 1995. She joined The AES Corporation as an Executive Assistant in 1989. Prior to joining The AES Corporation, Ms. Shearer was on active duty with the U.S. Coast Guard.

         ROGER F. NAILL has served as our Director since 1999. Mr. Naill is Senior Vice President of The AES Corporation and heads The AES Corporation Corporate Strategic Planning Group. He assumed that position in 1981. Mr. Naill spends approximately 95% of his time in his capacity as Senior Vice President of The AES Corporation.

ITEM 11.   EXECUTIVE COMPENSATION

         Not applicable pursuant to General Instruction I of the Form 10-K.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Not applicable pursuant to General Instruction I of the Form 10-K.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Not applicable pursuant to General Instruction I of the Form 10-K.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         a)       The following documents are filed as part of this report:

         1. Consolidated Financial Statements Filed: Please refer to Item 8 - Consolidated Financial Statement and Supplementary Data.

         2. Consolidated Financial Statement Scheduled Filed: Please refer to Item 8 - Consolidated Financial Statement and Supplementary Data.

         3.       Exhibits Filed:

UNLESS OTHERWISE INDICATED, ALL EXHIBITS TO THIS FORM 10-K ARE INCORPORATED HEREIN BY REFERENCE FROM THE IDENTICALLY NUMBERED EXHIBIT OF AES RED OAK, L.L.C.'S REGISTRATION STATEMENT OF FORM S-4 (333-40478).


        EXHIBIT NUMBER               DESCRIPTION
              3                      Amended and Restated Limited Liability Company Agreement, dated as of November
                                     23, 1999 of AES Red Oak, L.L.C.

            4.1(a)                   Trust Indenture, dated as of March 1, 2000, by and among AES Red Oak, L.L.C., the Trustee and the Depositary Bank.

            4.1(b)                   First Supplemental Indenture, dated as of March 1, 2000, by and among AES Red
                                     Oak, L.L.C., the Trustee and the Depositary Bank.

             4.2                     Collateral Agency and Intercreditor Agreement, dated as of March 1, 2000, by and among AES Red Oak, L.L.C., the Trustee, the Collateral Agent, the Debt
                                     Service Reserve Letter of Credit Provider, the Power Purchase Agreement Letter
                                     of Credit Provider, the Working Capital Provider and the Depositary Bank.

             4.3                     Debt Service Reserve Letter of Credit and Reimbursement Agreement, dated as of
                                     March 1, 2000, by and among AES Red Oak, L.L.C., the Debt Service Reserve
                                     Letter of Credit Provider and the Banks named therein.

             4.4                     Power Purchase Agreement Letter of Credit and Reimbursement Agreement, dated as of March 1, 2000, by and among AES Red Oak, L.L.C., the Power Purchase
                                     Agreement Letter of Credit Provider and the Banks named therein.

             4.5                     Global Bond, dated March 15, 2000, evidencing 8.54% Senior Secured Bonds of AES
                                     Red Oak, L.L.C., Series A due 2019 in the principal amount of $224,000,000.

             4.6                     Global Bond, dated March 15, 2000, evidencing 9.20% Senior Secured Bonds of AES
                                     Red Oak, L.L.C., Series B due 2029 in the principal amount of $160,000,000.

             4.7                     Equity Subscription Agreement, dated as of March 1, 2000, by and among AES Red
                                     Oak, L.L.C., AES Red Oak, Inc. and the Collateral Agent.

             4.8                     Working Capital Agreement, dated as of March 1, 2000, by and among AES Red Oak,
                                     L.L.C., Working Capital Provider, and the Banks named therein.


        EXHIBIT NUMBER               DESCRIPTION
             4.9                     Security Agreement, dated as of March 1, 2000, by and between AES Red Oak,
                                     L.L.C. and the Collateral Agent.

             4.10                    Pledge and Security Agreement, dated as of March 1, 2000, by and between AES
                                     Red Oak, Inc. and the Collateral Agent.

             4.11                    Pledge and Security Agreement, dated as of March 1, 2000, by and between AES
                                     Red Oak, L.L.C. and the Collateral Agent.

             4.12                    Consent to Assignment, dated as of March 1, 2000, by and between Williams
                                     Energy Marketing & Trading Company and the Collateral Agent, and consented to by AES Red Oak, L.L.C. (with respect to the Power Purchase Agreement).

             4.13                    Consent to Assignment, dated as of March 1, 2000, by and between The Williams
                                     Companies, Inc. and the Collateral Agent, and consented to by AES Red Oak,
                                     L.L.C. (with respect to the PPA Guaranty)

             4.14                    Consent to Assignment, dated as of March 1, 2000, by and between Raytheon
                                     Engineers & Constructors, Inc. and the Collateral Agent, and consented to by
                                     AES Red Oak, L.L.C. (with respect to the EPC Contract).

             4.15                    Consent to Assignment, dated as of March 1, 2000, by and between Raytheon
                                     Company and the Collateral Agent, and consented to by AES Red Oak, L.L.C. (with respect to the EPC Guaranty).

             4.16                    Consent to Assignment, dated as of March 1, 2000, by and between Siemens
                                     Westinghouse Power Corporation and the Collateral Agent, and consented to by
                                     AES Red Oak, L.L.C. (with respect to the Maintenance Services Agreement).

             4.17                    Consent to Assignment, dated as of March 1, 2000, by and between AES
                                     Sayreville, L.L.C. and the Collateral Agent, and consented to by AES Red Oak,
                                     L.L.C. (with respect to the Development and Operations Services Agreement).

             4.18                    Consent to Assignment, dated as of March 1, 2000, by and between Jersey Central
                                     Power and Light Company d/b/a GPU Energy and the Collateral Agent, and
                                     consented to by AES Red Oak, L.L.C. (with respect to the Interconnection
                                     Agreement).

             4.19                    Consent to Assignment, dated as of March 1, 2000, by and between the Borough of
                                     Sayreville and the Collateral Agent, and consented to by AES Red Oak, L.L.C.
                                     (with respect to the Water Supply Agreement).

             10.1                    Fuel Conversion Services, Capacity and Ancillary Services Purchase Agreement,
                                     dated as of September 17, 1999, and Amendment No. 1, dated as of February 21,
                                     2000, by and between AES Red Oak, L.L.C. and Williams Energy Marketing &
                                     Trading Company.  (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)

           10.2(a)                   Agreement for Engineering, Procurement and Construction Services, dated as of
                                     October 15, 1999, and Amendment No. 1, dated as of February 23, 2000, by and between AES Red Oak, L.L.C. and Raytheon Engineers & Constructors, Inc.
                                     (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)

           10.2(b)                   EPC Contract Prepayment Coordination Agreement, dated as of March 14, 2000, between AES Red Oak, L.L.C. and Raytheon Engineers and Constructors, Inc.
                                     (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)


        EXHIBIT NUMBER               DESCRIPTION
             10.3                    Guaranty, dated as of October 15, 1999, by Raytheon Company in favor of AES Red
                                     Oak, L.L.C.  (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)

             10.4                    Maintenance Program Parts, Shop Repairs and Scheduled Outage TFA Services
                                     Contract, dated as of December 8, 1999, and Amendment No. 1, dated February 15,
                                     2000, by and between AES Red Oak, L.L.C. and Siemens Westinghouse Power
                                     Corporation.  (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)

             10.5                    Development and Operations Services Agreement, dated as of March 1, 2000, by and between AES Sayreville, L.L.C. and AES Red Oak, L.L.C.

             10.7                    Water Supply Agreement, dated as of December 22, 1999, by and between AES Red
                                     Oak, L.L.C. and the Borough of Sayreville.

             10.8                    General Facility Transmission Interconnection Agreement, dated as of April 27,
                                     1999, by and between Jersey Central Power & Light Company d/b/a GPU Energy and
                                     AES Red Oak, L.L.C.

             10.9                    Mortgage, Security Agreement and Assignment of Leases and Income, dated as of
                                     March 1, 2000, by and between AES Red Oak, L.L.C. and the Mortgagee.

            10.10                    Assignment of Leases and Income, dated as of March 1, 2000, by and between AES
                                     Red Oak, L.L.C. and the Collateral Agent.

            10.11                    Financial Agreement, dated as of December 3, 1999, by and between AES Red Oak
                                     Urban Renewal Corporation and the Borough of Sayreville.

            10.12                    Promissory Note, dated as of March 15, 2000, of AES Red Oak Urban Renewal
                                     Corporation to AES Red Oak, L.L.C.

            10.13                    Ground Lease Agreement, dated as of March 1, 2000, by and between AES Red Oak,
                                     L.L.C. and AES Red Oak Urban Renewal Corporation.

            10.14                    Sublease Agreement, dated as of March 1, 2000, by and between AES Red Oak Urban
                                     Renewal Corporation and AES Red Oak, L.L.C.

            10.15                    Memorandum of Ground Lease, dated as of March 1, 2000, by and between AES Red
                                     Oak, L.L.C. and AES Red Oak Urban Renewal Corporation.

            10.16                    Memorandum of Sublease, dated as of March 1, 2000, by and between AES Red Oak
                                     Urban Renewal Corporation and AES Red Oak, L.L.C.

            10.17                    Construction Agency Agreement, dated as of March 1, 2000, by and between AES
                                     Red Oak Urban Renewal Corporation and AES Red Oak, L.L.C.

            10.18                    Leasehold Mortgage, Security Agreement and Assignment of Leases and Income,
                                     dated as of March 1, 2000, by and between AES Red Oak Urban Renewal Corporation and AES Red Oak, L.L.C.

            10.19                    Assignment of Mortgage, dated as of March 1, 2000, by AES Red Oak, L.L.C. in favor of the Collateral Agent.

            10.20                    URC Security Agreement, dated as of March 1, 2000, by and between AES Red Oak
                                     Urban Renewal Corporation and AES Red Oak, L.L.C.

            10.21                    Assignment of Leases and Income, dated as of March 1, 2000, by and between AES
                                     Red Oak Urban Renewal Corporation and AES Red Oak, L.L.C.


        EXHIBIT NUMBER               DESCRIPTION
            10.22                    Assignment of Assignment of Leases and Income, dated as of March 1, 2000, by
                                     AES Red Oak, L.L.C. in favor of the Collateral Agent.

            10.23                    Guaranty, dated as of March 1, 2000, by The Williams Companies, Inc. in favor of AES Red Oak, L.L.C. (PPA Guaranty).  (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)

             12*                     Computation of Ratios of Earnings (Deficiency) to Fixed Charges

             21*                     Subsidiaries of the Registrant

------------------

*        Filed herewith.

         b)       Reports on Form 8-K

                  No Current Reports on Form 8-K were filed by the registrant during the fourth quarter of the fiscal year ended
                  December 31, 2000.

    SUPPLEMENTARY INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
        SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

         No annual report or proxy materials have been sent to security holders during the fiscal year ended December 31, 2000. No annual report or proxy materials will be sent to security holders subsequent to the filing of this annual report on Form 10-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       AES RED OAK, L.L.C.

                                       /s/ BARRY SHARP
                                       --------------------------------
                                       By:      Barry Sharp
                                       Title:   Chief Financial Officer

Date: March 28, 2001


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                                                TITLE                           DATE
---------                                                                -----                           ----

/s/ BARRY SHARP                                                Chief Financial Officer and           March 28, 2001
---------------                                            Director (and principal accounting
Barry Sharp                                                             officer)


/s/ JOHN RUGGIERELLO                                            President and Director              March 28, 2001
--------------------
John Ruggierello


/s/ ROGER NAILL                                                        Director                     March 28, 2001
---------------
Roger Naill