Form 10-Q
period 2001-03-31
AES RED OAK LLC
filed 2001-05-15
CIK 1117445

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2001

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /


                                 (Page 1 of 19)

                               AES RED OAK, L.L.C.

                                TABLE OF CONTENTS

                                                                                                       PAGE NO.
                                                                                                       --------
PART I.  FINANCIAL INFORMATION

       Item 1.        Condensed Consolidated Financial Statements  (unaudited)

                           Condensed Consolidated Statements of Operations,
                               Three months ended March 31, 2001, Period from March 15,
                               2000 (inception) through March 31, 2000 and the Period from
                               March 15, 2000 (inception) through March 31, 2001.............................3

                           Condensed Consolidated Balance Sheets
                               March 31, 2001 and December 31, 2000 .........................................4

                           Condensed Consolidated Statements of Changes in Member's Deficit,
                               Period from March 15, 2000 (inception) through March 31, 2001.................5

                           Condensed Consolidated Statements of Cash Flows,
                               Three months ended March 31, 2001, Period of March 15, 2000
                               (inception) through March 31, 2000 and the Period March 15,
                               2000 (inception) through March 31, 2001.......................................6

                           Notes to the Condensed Consolidated Financial Statements..........................7

       Item 2.        Management's Discussion and Analysis of Financial
                           Condition and Results of Operations..............................................12

       Item 3.        Quantitative and Qualitative Disclosures
                           About Market Risk................................................................15

PART II. OTHER INFORMATION

       Item 5.        Other Information.....................................................................16

       Item 6.        Exhibits and Reports on Form 8-K......................................................18

SIGNATURES..................................................................................................19


                                 (Page 2 of 19)

PART I. FINANCIAL INFORMATION


ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


                               AES RED OAK, L.L.C.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS,
            THREE MONTHS ENDED MARCH 31, 2001, PERIOD MARCH 15, 2000
             (INCEPTION) THROUGH MARCH 31, 2000 AND THE PERIOD FROM
               MARCH 15, 2000 (INCEPTION) THROUGH MARCH 31, 2001
                             (DOLLARS IN THOUSANDS)


                                                 THREE MONTHS ENDED            MARCH 15, 2000             MARCH 15, 2000
                                                   MARCH 31, 2001           (INCEPTION) THROUGH         (INCEPTION) THROUGH
                                                                               MARCH 31, 2000             MARCH 31, 2001
                                              -------------------------    -----------------------    ------------------------
OPERATING EXPENSES
     General administrative costs.........        $         (9)                $       (162)              $       (210)
                                                        -------                     --------                  --------
     Operating Loss.......................                  (9)                        (162)                      (210)

OTHER INCOME/EXPENSE
     Interest income......................                 260                          120                      2,112
     Interest expense.....................                (352)                        (203)                    (2,951)
                                                        -------                     --------                  --------
NET LOSS..................................        $       (101)                $       (245)              $     (1,049)
                                                        =======                     ========                  ========


            See notes to condensed consolidated financial statements.

                                 (Page 3 of 19)

                               AES RED OAK, L.L.C.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2001 AND DECEMBER 31, 2000
                             (DOLLARS IN THOUSANDS)

                                                                                              AS OF                  AS OF
                                                                                          MARCH 31, 2001       DECEMBER 31, 2000
                                                                                          --------------       -----------------
ASSETS:

  Current Assets:
  Cash                                                                                     $         76         $         15
  Restricted investments-at cost, which approximates market value....................            10,663               21,795
  Receivables........................................................................                68                   21
                                                                                            -----------          -----------
  Total current assets...............................................................            10,807               21,831


  Prepaid construction costs.........................................................           174,813              227,609
  Land                                                                                            4,240                4,240
  Construction in progress...........................................................           181,757              117,033
  Deferred financing costs - net of accumulated amortization of
       $850 and $646, respectively...................................................            17,855               18,059
                                                                                            -----------          -----------
  Total assets.......................................................................      $    389,472         $    388,772
                                                                                            ===========          ===========

  LIABILITIES AND MEMBER'S DEFICIT:

  Current Liabilities:
  Accounts payable....................................................................     $      1,133         $        304
  Accrued liabilities.................................................................               85                   90
  Accrued Interest...................................................................             2,821                2,821
  Payable to affiliate...............................................................             1,496                2,505
                                                                                            -----------          -----------

  Total current liabilities..........................................................             5,535                5,720

  Bonds payable......................................................................           384,000              384,000
                                                                                            -----------          -----------
  Total liabilities..................................................................      $    389,535         $    389,720
                                                                                            -----------          -----------

  Commitments (Notes 4, 5 and 7)                                                                         -                    -

  Member's deficit:
  Common stock, $1 par value-10 shares authorized, none issued or  outstanding.......                 -                    -
  Contributed capital................................................................               986                    -
  Deficit accumulated during the development stage...................................            (1,049)                (948)
                                                                                            ------------         -----------
  Total member's deficit.............................................................               (63)                (948)
                                                                                            -----------          -----------
  Total liabilities and member's deficit.............................................      $    389,472         $    388,772
                                                                                            ===========          ===========

            See notes to condensed consolidated financial statements.


                                 (Page 4 of 19)

                               AES RED OAK, L.L.C.
                        (A DEVELOPMENT STAGE ENTERPRISE)

         CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN MEMBER'S DEFICIT
                           PERIOD FROM MARCH 15, 2000
                       (INCEPTION) THROUGH MARCH 31, 2001
                             (DOLLARS IN THOUSANDS)





                                                           COMMON           STOCK           MEMBER'S
                                                           SHARES          AMOUNT           DEFICIT           TOTAL
                                                           ------          ------           -------           -----
  BALANCE, MARCH 15, 2000 (inception)................         -               -                -                -
  Net Loss...........................................         -               -             $ (245)          $  (245)
                                                                                           ---------        ---------
  BALANCE, MARCH 31, 2000                                     -               -               (245)             (245)
  Net Loss...........................................         -               -               (703)             (703)
                                                                                           ---------        ---------
  BALANCE, DECEMBER 31, 2000                                  -               -               (948)             (948)
  Contributed Capital................................         -               -                986               986
  Net Loss...........................................         -               -               (101)             (101)
                                                                                           ---------        ---------
  BALANCE, MARCH 31, 2001............................         -               -             $  (63)          $   (63)
                                                                                          ==========        =========



            See notes to condensed consolidated financial statements.


                                 (Page 5 of 19)

                               AES RED OAK, L.L.C.
                        (A DEVELOPMENT STAGE ENTERPRISE)

      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS
                ENDED MARCH 31, 2001, PERIOD FROM MARCH 15, 2000
                   (INCEPTION) THROUGH MARCH 31, 2000 AND THE
                     PERIOD FROM MARCH 15, 2000 (INCEPTION)
                             THROUGH MARCH 31, 2001.
                             (DOLLARS IN THOUSANDS)

                                                                                     MARCH 15, 2000           MARCH 15,2000
                                                           THREE MONTHS ENDED      (INCEPTION) THROUGH      (INCEPTION) THROUGH
                                                             MARCH 31, 2001          MARCH 31, 2000           MARCH 31, 2001
                                                             --------------          --------------           --------------
OPERATING ACTIVITIES:
Net loss..................................................  $            (101)      $            (245)       $          (1,049)
Amortization of deferred financing costs..................                204                      10                      850
Change in:
Accounts Receivable.......................................                  -                     (47)                     (68)
Accounts Payable..........................................                829                     213                    1,133
Accrued Liabilities ......................................                 (5)                      -                       85
Accrued interest .........................................                  -                   1,598                    2,821
Payable to affiliates.....................................             (1,009)                  1,129                    1,496
                                                             -----------------       ----------------         ----------------
Net cash (used in) provided by operating activities.......               (129)                  2,705                    5,268
                                                             -----------------       ----------------         ----------------

INVESTING ACTIVITIES:
Prepaid construction costs................................                  -                (288,573)                (288,573)
Payments for construction in progress.....................            (11,928)                (26,398)                 (67,997)
Payments for land.........................................                  -                  (4,240)                  (4,240)
Change in debt service reserve............................             11,132                 (48,749)                 (10,663)
                                                             -----------------       ----------------         ----------------
Net cash used in investing activities.....................               (796)               (367,960)                (371,473)
                                                             -----------------       -----------------        -----------------

FINANCING ACTIVITIES:
Proceeds from project debt issuance.......................                  -                 384,000                  384,000
Contributed Capital.......................................                986                       -                      986
Payments for deferred financing costs.....................                  -                 (18,719)                 (18,705)
                                                             ----------------        -----------------        -----------------
Net cash provided by financing activities.................                986                 365,281                  366,281
                                                             ----------------        ----------------         ----------------

NET INCREASE IN CASH AND CASH EQUIVALENTS.................                 61                      26                       76

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD............                 15                       -                        -
                                                             ----------------        ----------------         ----------------
CASH AND CASH EQUIVALENTS, END OF PERIOD..................  $              76       $              26        $              76
                                                            =================       =================        =================

SUPPLEMENTAL DISCLOSURE OF OTHER ACTIVITES:
Interest paid (net of amount capitalized).................  $             352       $               -        $           2,677
                                                            =================       =================        =================

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITES:
Transfer of prepaid construction costs to
 construction in progress.................................   $         52,796       $               -        $         113,760
                                                            =================       =================        =================

             See notes condensed consolidated financial statements.

                                 (Page 6 of 19)

                               AES RED OAK, L.L.C.
                        (A DEVELOPMENT STAGE ENTERPRISE)

    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, THREE MONTHS ENDED MARCH 31, 2001, PERIOD FROM MARCH 15, 2000 (INCEPTION) THROUGH MARCH 31, 2000
     AND THE PERIOD FROM MARCH 15, 2000 (INCEPTION) THROUGH MARCH 31, 2001

1.     ORGANIZATION

       AES Red Oak, L.L.C. (the Company) was formed on September 13, 1998, in the State of Delaware, to develop, construct, own and operate an 830-megawatt (MW) gas-fired, combined cycle electric generating facility (the facility) in Sayreville, New Jersey. The Company was considered dormant until March 15, 2000, at which time it consummated a project financing and certain related agreements. The facility, currently under construction, will consist of three Westinghouse 501 FD combustion turbines, three unfired heat recovery steam generators, and one multicylinder steam turbine. The facility will produce and sell electricity, as well as provide fuel conversion and ancillary services, solely to Williams Energy Marketing and Trading Company (Williams) under a power purchase agreement with a term of 20 years that is expected to commence on or prior to February 14, 2002, the facility's guaranteed completion date under the EPC, as defined below (see notes 4 and 7).

       The Company is in the development stage and is not expected to generate any operating revenues until the facility achieves commercial operations. As with any new business venture of this size and nature, operation of the facility could be affected by many factors. Management of the Company believes that the assets of the Company are realizable.

       The Company is a wholly owned subsidiary of AES Red Oak, Inc. (Red Oak), which is a wholly-owned subsidiary of The AES Corporation (AES). Red Oak has no assets other than its ownership interests in the Company and AES Sayreville, L.L.C. Red Oak has no operations and is not expected to have any operations. Red Oak's only income will be from distributions it receives from the Company and AES Sayreville, L.L.C., once the Company achieves commercial operation. The equity that Red Oak is to provide to the Company will be provided to Red Oak by AES, which owns all of the equity interest of Red Oak. AES files quarterly and annual audited reports with the Securities and Exchange Commission under the Securities Exchange Act of 1934, which are publicly available. Red Oak's equity contribution obligations are required to be supported by either an insurance bond or letter of credit. Currently those obligations are supported by an insurance bond issued to the collateral agent.

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

                                 (Page 7 of 19)

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

       In February 2001, the Company reclassified $986,000, a payable to affiliate (AES Corporation) to contributed capital. This amount represented expenditures paid by the AES Corporation prior to March 15, 2000.

       Pursuant to an equity subscription agreement (see note 3), Red Oak has agreed to contribute up to approximately $55.7 million to the Company to fund construction after the bond proceeds have been fully utilized.

2.     BASIS OF PRESENTATION

       In the Company's opinion, all adjustments necessary for a fair presentation of the unaudited results of operations for the three months ended March 31, 2001, the period from March 15, 2000 (inception) through March 31, 2000 and the period from March 15, 2000 (inception) through March 31, 2001 are included. All such adjustments are accruals of a normal and recurring nature. The results of operations for the three months ended March 31, 2001, the period from March 15, 2000 (inception) through March 31, 2000 and the period from March 15, 2000 (inception) through March 31, 2001, are not necessarily indicative of the results of operations to be expected for the full year.

       These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, with the instructions to the Form 10-Q, and with Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the Unites States of America for complete financial statements. Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America, they should be read in conjunction with the audited financial statements for the period ended December 31, 2000 and notes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 2000.

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

4.     POWER PURCHASE AGREEMENT

       The Company and Williams have entered into a power purchase agreement
       (PPA) for the sale of all electric energy and capacity produced by the facility, as well as ancillary services and fuel conversion services. The term of the PPA is 20 years, commencing on the Commercial Operation

                                 (Page 8 of 19)

       Date, which is defined in the PPA as the day the initial start up testing procedures have been successfully completed and notified to Williams by the Company. Payment obligations to the Company are guaranteed by The Williams Companies, Inc. Such payment obligations under the guarantee are capped at an amount equal to 125% of the sum of the principal amount of the senior secured bonds plus the maximum debt service reserve account required balance. The Company has provided Williams a guaranty issued by AES of specific payment obligations should the facility not achieve commercial operation by February 14, 2002, the guaranteed completion date under the EPC (see note 5). AES's liability under the guaranty is capped at $30 million. The Company has the option, and may be required under specific conditions described in the PPA, to replace the guaranty issued by AES with a letter of credit issued by a commercial bank. In such case, the repayment obligations with respect to drawings under the letter of credit are to be a senior debt obligation of the Company.

5.     COMMITMENTS AND CONTINGENCIES

       CONSTRUCTION - The Company entered into an Agreement for Engineering, Procurement and Construction Services, dated as of October 15, 1999, between the Company and Washington Group International, Inc. (New Contractor) (as successor in interest to Raytheon Engineers & Constructors, Inc. (Contractor)), as amended (EPC) for the design, engineering, procurement and construction of the facility. The Company prepaid the EPC in the amount of $288.6 million, representing a discounted fixed price. In consideration of the prepayment, the Contractor issued in favor of the Company a letter of credit with an initial amount of $237.7 million to be reduced over the construction period. As of March 31, 2001, the letter of credit has been reduced by approximately $113.8 million representing completion of certain construction milestones (see note 7).

       On July 7, 2000, Morrison Knudsen Corporation completed its acquisition of the Contractor and formed the New Contractor. The New Contractor is comprised of Morrison Knudsen Corporation, the Contractor and Westinghouse Government Services Group. As a result of this acquisition and the formation of the New Contractor, the terms and conditions under the EPC and the letter of credit obligation were unchanged.

       On May 14, 2001, the New Contractor announced that it had filed a plan of reorganization along with voluntary petitions to restructure under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Nevada in Reno. Under the EPC, a bankruptcy filing by the New Contractor constitutes an event of default (see note 7). If it becomes necessary to replace the New Contractor, the Company may experience significant construction delays that could extend the expected commercial operation date beyond February 14, 2002, the guaranteed completion date under the EPC.

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

       WATER SUPPLY - The Company has entered into a contract with the Borough of Sayreville (the Borough) by which the Borough will provide untreated water to the Company. The contract has a term of 30 years with an option to extend for up to four additional five-year terms. The Company

                                 (Page 9 of 19)
       is contractually committed to a minimum annual payment of $300,000. Based on estimated maximum usage, the Company believes that its annual payment will not exceed approximately $400,000.

       INTERCONNECTION AGREEMENT - The Company has entered into an interconnection agreement with Jersey Central Power & Light Company d/b/a GPU Energy (GPU) to transmit the electricity generated by the facility to the transmission grid so that it may be sold as prescribed under the Company's PPA. The agreement is in effect for the life of the facility, yet may be terminated by mutual consent of both GPU and the Company under certain circumstances as detailed in the agreement. Costs associated with the agreement are based on electricity transmitted via GPU at a variable price, the PJM (Pennsylvania/New Jersey/Maryland) Tariff as charged by GPU to the Company, which is comprised of both service cost and asset recovery cost, as determined by GPU and approved by the Federal Energy Regulatory Commission.

       WATER SUPPLY PIPELINE - The Borough will design the Lagoon Water Pipeline, Lagoon Pumping Station and Sayreville Interconnection Number 2 in conformance with standard water system practice. The Company is responsible for selection of a contractor and for payment of all costs. The pipeline construction has been completed. The construction contract for the Pumping Station has not been awarded. The value of the pumping station is estimated to be approximately $2.0 million.

6.     DERIVATIVE INSTRUMENTS

       Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which, as amended, establishes accounting and reporting standards for derivative instruments and hedging activities.

       The Company will produce and sell electricity, as well as provide fuel conversion and ancillary services, solely to Williams under a long term Power Purchase Agreement (PPA).

       The Financial Accounting Standards Board reached a tentative conclusion in April 2001 that option contracts for the purchase and sale of electricity that meet the definition of a derivative under SFAS No. 133 are not subject to the normal purchases and sales exemption, and as such, should be accounted for as derivatives effective July 1, 2001. The Company is currently assessing the impact of this tentative conclusion on its financial condition and results of operations. The Company does not currently believe that the PPA should be accounted for as a derivative.

       The Company has no other contracts that meet the definition of a derivative or an embedded derivative under Statement 133.

7.     SUBSEQUENT EVENT

       At the time of issuance of the senior secured bonds, the Company prepaid the discounted fixed price of the EPC in accordance with the EPC Prepayment Coordination Agreement, dated as of March 14, 2000 between the New Contractor and the Company (the "Prepayment Agreement"). In consideration of such prepayment, the performance of all the New Contractor's obligations under the EPC were secured by a letter of credit (the "Prepayment Letter of Credit") in favor of the Collateral Agent with an initial stated amount of $237.7 million, such amount to be reduced over the construction period as construction milestones were met by the new Contractor. As of May 4,

                                 (Page 10 of 19)

       2001, the stated amount of the letter of credit was $95.8 million.

       Pursuant to the terms of the Prepayment Letter of Credit (see note 5), such letter of credit can be drawn upon and the prepayment arrangements terminated upon the occurrence of certain bankruptcy related actions with respect to the New Contractor which constitute an event of default under the EPC. Based on recent correspondence from the New Contractor, the Company believed that such an event of default under the EPC had occurred and was continuing. As a result, in accordance with the terms of the Collateral Agency Agreement, the Company on May 3, 2001 requested the Collateral Agent to draw the full available amount of such letter of credit and deposit the proceeds of such drawing in the Construction Account held by the Collateral Agent. The Collateral Agent made such drawing on May 4, 2001 in the amount of $95.8 million. Subsequent to the termination of the prepayment arrangements with the New Contractor, payments to the New Contractor for achievement of construction milestones as specified in the EPC will be made in accordance with the terms of the EPC.

       On May 14, 2001, the New Contractor announced that it had filed a plan of reorganization along with voluntary petitions to restructure under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Nevada in Reno (Bankruptcy Court).

       The New Contractor is currently continuing construction of the Red Oak Project and the Company is carefully monitoring the progress of construction at the facility for any work slowdowns or stoppages, neither of which has been noted to date.

       Under a guaranty in the Company's favor, effective as of October 15, 1999, all of the New Contractor's obligations under the EPC are irrevocably and unconditionally guaranteed by Raytheon Company. If it becomes necessary, the Company will exercise its rights under this guaranty.

       Although there can be no guarantees, based upon the Company's current assessment of progress at the construction site, and the performance guaranty from Raytheon Company, and assuming that the New Contractor continues performance under the EPC, the Company currently believes that the facility will become commercially operational on or prior to February 14, 2002, the guaranteed completion date under the EPC.

       Notwithstanding the Company's current belief, if it becomes necessary to replace the New Contractor under the EPC, the Company may experience significant construction delays. Additionally, the Company may not be able to find a replacement contractor on favorable or reasonable terms. In the event the commercial operation date of the facility is significantly delayed or the Company cannot find a replacement on favorable or reasonable terms, the Company may not have financial resources sufficient to meet its financial and contractual obligations, including the timely payment of principal and interest on the senior secured bonds.

       Other than with respect to developments that may have a material impact on the Company or its business operations, the Company is under no obligation nor does it intend to continuously provide updates of the New Contractor's bankruptcy proceedings. However, copies of all pleadings filed with the Bankruptcy Court are available from the office of the clerk of the Bankruptcy Court.

                                 (Page 11 of 19)

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

         All statements other than of historical facts included herein, including those regarding market trends, the Company's financial position, business strategy, projected plans and objectives of management for future operations and the anticipated commercial operation date of the facility, are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors outside of the Company's control that may cause the actual results or performance of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These risks, uncertainties and other factors include, among others, the following:

               o    unexpected construction delays,
               o unexpected problems relating to the start-up, commissioning and performance of the facility,
               o the financial condition of third parties on which we depend, including in particular, Washington Group International, Inc.,
               o continued performance by Washington Group under the EPC contract,
               o the Company's ability to find a replacement contractor on favorable or reasonable terms, if necessary,
               o an adequate merchant market after the expiration of the power purchase agreement,
               o capital shortfalls and access to additional capital on reasonable terms,
               o    inadequate insurance coverage,
               o unexpected expenses or lower than expected revenues once commercial operations have begun,
               o    environmental and regulatory compliance, and
               o the additional factors that are unknown to the Company or beyond its control.

         The Company has no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.


                                 (Page 12 of 19)

         GENERAL

         The Company was formed on September 13, 1998 to develop, construct, own, operate and maintain its facility. The Company was dormant until March 15, 2000, the date of the sale of the senior secured bonds. The Company is in the development stage and has no operating revenues. The Company obtained $384.0 million of project financing from the sale its senior secured bonds. The total cost of the construction of the Company's facility is estimated to be approximately $439.8 million, which will be financed by the proceeds from the sale of its senior secured bonds and the equity contribution described below. In late September 2000, the Company consummated an exchange offer whereby the holders of the senior secured bonds exchanged their privately placed senior secured bonds for registered senior secured bonds.

         The Company's facility is still under construction and is expected to be completed and operational on or prior to February 14, 2002, the guaranteed completion date under the EPC contract. The Company cannot assure that these expectations will be met. See "Note 7. Subsequent Event" of the Notes to Condensed Consolidated Financial Statements and "--Cautionary Note Regarding Forward-Looking Statements."

         EQUITY CONTRIBUTIONS

         In February 2001, the Company reclassified $986,000, a payable to affiliate ("AES Corporation"), to contributed capital. This amount represents expenditures paid by the AES Corporation prior to March 15, 2000.

         Under the equity subscription agreement, Red Oak is obligated to contribute up to approximately $55.7 million to the Company to fund project costs. Red Oak's obligation to make the contributions is, and will be, supported by an acceptable letter of credit or an acceptable bond.

         RESULTS OF OPERATIONS

         As of March 31, 2001 and December 31, 2000, Construction in Progress, which includes capitalized facility construction costs, was $181.8 million and $117.0 million, respectively. For the three months ended March 31, 2001 and 2000, capitalized facility construction costs were $64.7 million and $26.4 million, respectively. As discussed in greater detail below, Construction in Progress also includes the capitalization of construction related interest cost incurred on the portion of the bond proceeds expended during the construction period. These capitalized costs are included as assets on the Balance Sheets.

         The Company prepaid the EPC contract in the amount of $288.6 million and in consideration of the prepayment the Contractor issued in favor of the Company a letter of credit. As of March 31, 2001, the letter of credit has been reduced by approximately $113.8 million, representing completion of certain construction milestones resulting in prepaid construction costs in the amount of $174.8 million and included as assets on the Balance Sheet as of March 31, 2001. The cost of purchasing land for construction of the Company's facility has been separately identified on the Balance Sheets.

         The Company had the right to draw upon the prepayment letter of credit referred to above and terminate the prepayment arrangements upon the occurrence of certain bankruptcy related actions with respect Washington Group which constituted an event of default under the EPC contract. Based on recent correspondence from Washington Group, the Company believed that

                                 (Page 13 of 19)
         such an event of default under the EPC contract had occurred and was continuing. As a result, in accordance with the terms of the Collateral Agency Agreement, the Company on May 3, 2001 requested the Collateral Agent to draw the full available amount of such letter of credit and deposit the proceeds of such drawing in the Construction Account held by the Collateral Agent. The Collateral Agent made such drawing on May 4, 2001 in the amount of $95.8 million, the balance of the letter of credit on that date. Subsequent to the termination of the prepayment arrangements with Washington Group, payments to Washington Group for achievement of construction milestones as specified in the EPC contract will be made in accordance with the terms of the EPC contract. In future periods, payments made to Washington Group under the EPC contract will be paid from the Construction Account.

         For the three months ended March 31, 2001, the period from March 15, 2000 (inception) through March 31, 2000 and the period from March 15, 2000 (inception) through March 31, 2001, general and administrative costs of $9,000, $162,000 and $210,000, respectively, were incurred. These costs did not directly relate to construction and are included as expenses in the Statement of Operations.

         A portion of the proceeds from the sale of the senior secured bonds has not yet been expended on construction and was invested by the trustee. For the three months ended March 31, 2001, the period from March 15, 2000 (inception) through March 31, 2000 and the period from March 15, 2000 (inception) through March 31, 2001, the interest income earned on these invested funds was approximately $260,000, $120,000 and $2.1 million, respectively, and is included in the Statement of Operations.

         As noted above, for the three months ended March 31, 2001, the period from March 15, 2000 (inception) through March 31, 2000 and the period from March 15, 2000 (inception) through March 31, 2001, the construction related interest costs incurred on the portion of the bond proceeds expended during the construction period is capitalized to Construction in Progress, was approximately $8.1 million, $1.4 million and $32.3 million respectively, and is included on the Balance Sheets. For the three months March 31, 2001, the period from March 15, 2000 (inception) through March 31, 2000 and the period from March 15, 2000 (inception) through March 31, 2001, interest cost incurred on the bond proceeds not spent on construction of the Company's facility was approximately $352,000, $203,000 and $3.0 million respectively, and is included as interest expense in the Statements of Operations.

         For the three months ended March 31, 2001, the period from March 15, 2000 (inception) through March 31, 2000 and the period from March 15, 2000 (inception) through March 31, 2001, non-capitalizable costs plus interest cost and less interest income resulted in a net loss of approximately $101,000, $245,000 and $1.0 million, respectively. The results of operations may not be comparable with the results of operations during future periods, especially when the Company's facility commences commercial operations.

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

                                 (Page 14 of 19)

         In order to provide liquidity in the event of cash flow shortfalls, the debt service reserve account will contain an amount equal to the debt service reserve account required balance through cash funding, issuance of the debt service reserve letter of credit or a combination of the two.

         As of March 31, 2001, apart from commitments totaling $541,000 arising from the construction of our facility, we have committed to three additional capital expenditures totaling $3.2 million. These expenditures are for a water pipeline for approximately $678,000, road modifications for $537,000 and a water pumping station for an estimated $2.0 million. As of March 31, 2001, the road modifications and their related expenditures have been completed and paid. We expect to pay the remaining balance of the pipeline, approximately $100,000 in May 2001. The entire cost of the water pumping station will be paid in fiscal year 2001 from equity contributions under the Equity Subscription Agreement from The AES Corporation.

         On May 14, 2001, Washington Group announced that it had filed a plan of reorganization along with voluntary petitions to restructure under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Nevada in Reno. Washington Group is currently continuing construction of the facility and the Company is carefully monitoring the progress of construction at the facility for any work slowdowns or stoppages, neither of which has been noted to date. Although there can be no guarantees, based upon the Company's current assessment of progress at the construction site, and the performance guaranty from Raytheon Company, and assuming that Washington Group continues performance under the EPC contract, the Company currently believes that the facility will become commercially operational on or prior to February 14, 2002, the guaranteed completion date under the EPC contract.

         Notwithstanding the Company's current belief, if it becomes necessary to replace Washington Group under the EPC contract, the Company may experience significant construction delays. Additionally, the Company may not be able to find a replacement contractor on favorable or reasonable terms. In the event the commercial operation date of the facility is significantly delayed or the Company cannot find a replacement on favorable or reasonable terms, the Company may not have financial resources sufficient to meet its financial and contractual obligations, including the timely payment of principal and interest on the senior secured bonds. See "Note 7. Subsequent Event" of the Notes to Condensed Consolidated Financial Statements and "--Cautionary Note Regarding Forward-Looking Statements."

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company's market risks are not materially different from those market risks described in its annual report on Form 10-K for the fiscal year ended December 31, 2000.

                                 (Page 15 of 19)

                           PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

      At the time of issuance of the senior secured bonds, the Company prepaid the discounted fixed price of the EPC contract in accordance with the EPC Prepayment Coordination Agreement, dated as of March 14, 2000 between Washington Group (as successor in interest to Raytheon Engineers & Constructors, Inc.) and the Company (the "Prepayment Agreement"). In consideration of such prepayment, the performance of all Washington Group's obligations under the EPC contract were secured by a letter of credit (the "Prepayment Letter of Credit") in favor of the Collateral Agent with an initial stated amount of $237.7 million, such amount to be reduced over the construction period as construction milestones were met by Washington Group. As of May 4, 2001, the stated amount of the letter of credit was $95.8 million.

      Pursuant to the terms of the Prepayment Letter of Credit (see note 5), such letter of credit can be drawn upon and the prepayment arrangements terminated upon the occurrence of certain bankruptcy related actions with respect to Washington Group which constitute an event of default under the EPC contract. Based on recent correspondence from Washington Group, the Company believed that such an event of default under the EPC contract had occurred and was continuing. As a result, in accordance with the terms of the Collateral Agency Agreement, the Company on May 3, 2001 requested the Collateral Agent to draw the full available amount of such letter of credit and deposit the proceeds of such drawing in the Construction Account held by the Collateral Agent. The Collateral Agent made such drawing on May 4, 2001 in the amount of $95.8 million. Subsequent to the termination of the prepayment arrangements with Washington Group, payments to the Washington Group for achievement of construction milestones as specified in the EPC contract will be made in accordance with the terms of the EPC contract.

      On May 14, 2001, Washington Group announced that it had filed a plan of reorganization along with voluntary petitions to restructure under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Nevada in Reno (Bankruptcy Court).

      Washington Group is currently continuing construction of the facility and the Company is carefully monitoring the progress of construction at the facility for any work slowdowns or stoppages, neither of which has been noted to date.

      Under a guaranty in the Company's favor, effective as of October 15, 1999, all of Washington Group's obligations under the EPC contract are irrevocably and unconditionally guaranteed by Raytheon Company. If it becomes necessary, the Company will exercise its rights under this guaranty.

      Although there can be no guarantees, based upon the Company's current assessment of progress at the construction site, and the performance guaranty from Raytheon Company, and assuming that Washington Group continues performance under the EPC contract, the Company currently believes that the facility will become commercially operational on or prior to February 14, 2002, the guaranteed completion date under the EPC contract.

      Notwithstanding the Company's current belief, if it becomes necessary to replace Washington Group under the EPC contract, the Company may experience significant construction delays.

                                 (Page 16 of 19)

      Additionally, the Company may not be able to find a replacement contractor on favorable or reasonable terms. In the event the commercial operation date of the facility is significantly delayed or the Company cannot find a replacement on favorable or reasonable terms, the Company may not have financial resources sufficient to meet its financial and contractual obligations, including the timely payment of principal and interest on the senior secured bonds.

      Other than with respect to developments that may have a material impact on the Company or its business operations, the Company is under no obligation nor does it intend to continuously provide updates of Washington Group's bankruptcy proceedings. However, copies of all pleadings filed with the Bankruptcy Court are available from the office of the clerk of the Bankruptcy Court.


                                 (Page 17 of 19)

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


         a) EXHIBITS


                 NONE




         b) REPORTS ON FORM 8-K.


         The Company did not file any reports on Form 8-K during the quarter ended March 31, 2001.


                                 (Page 18 of 19)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            AES RED OAK, L.L.C.



Date:  May 15, 2001                             By:  /s/ JOHN RUGGIRELLO
                                                     ---------------------------
                                                     JOHN RUGGIRELLO
                                                     President




Date:  May 15, 2001                             By:  /s/ BARRY SHARP
                                                     ----------------------------------
                                                     BARRY SHARP
                                                     Vice President and Chief Financial
                                                     Officer (and principal accounting
                                                     officer)

                                 (Page 19 of 19)