Form 10-Q
period 2001-06-30
AES RED OAK LLC
filed 2001-08-14
CIK 1117445

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2001

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


                                 (Page 1 of 20)

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

                           Condensed Consolidated Statements of Operations,
                               Three months ended June 30, 2001 and June 30,
                               2000, six months ended June 30, 2001 and period
                               from March 15, 2000 (inception) through June 30,
                               2000 and the period from March 15, 2000
                               (inception) through and June 30, 2001 ........................................3

                           Condensed Consolidated Balance Sheets,
                               June 30, 2001 and December 31, 2000 ..........................................4

                           Condensed Consolidated Statements of Changes in Member's Deficit,
                               Period from March 15, 2000 (inception) through June 30, 2001 .................5

                           Condensed Consolidated Statements of Cash Flows, For
                               the six months ended June 30, 2001, period from
                               March 15, 2000 (inception) through June 30, 2000
                               and the period March 15, 2000 (inception) through
                               June 30, 2001 ................................................................6

                           Notes to the Condensed Consolidated Financial Statements .........................7

       Item 2.        Management's Discussion and Analysis of Financial
                           Condition and Results of Operations .............................................14

       Item 3.        Quantitative and Qualitative Disclosures
                           About Market Risk ...............................................................17

PART II. OTHER INFORMATION

         Item 5.      Other Information ....................................................................18

         Item 6.      Exhibits and Reports on Form 8-K .....................................................19

SIGNATURES .................................................................................................20



                                 (Page 2 of 20)

PART I. FINANCIAL INFORMATION


ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


                               AES RED OAK, L.L.C.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS,
      THREE MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000, SIX MONTHS ENDED
  JUNE 30, 2001 AND PERIOD MARCH 15, 2000 (INCEPTION) THROUGH JUNE 30, 2000 AND
          PERIOD FROM MARCH 15, 2000 (INCEPTION) THROUGH JUNE 30, 2001
                             (DOLLARS IN THOUSANDS)







                                            Three            Three                           March 15, 2000     March 15, 2000
                                            Months           Months          Six Months        (inception)        (inception)
                                            Ended            Ended             Ended             through            through
                                        June 30, 2001     June 30, 2000     June 30, 2001     June 30, 2000      June 30, 2001
                                        -------------     -------------     -------------    --------------     --------------
OPERATING EXPENSES
     General administrative
        costs........................      $   (13)          $   (10)          $   (22)          $  (172)           $  (223)
                                           --------          -------           -------           -------            -------
     Operating Loss..................      $   (13)          $   (10)          $   (22)          $  (172)           $  (223)
                                           --------          -------           -------           -------            -------



OTHER INCOME/EXPENSE
     Interest income.................          602               634               862               754              2,714
                                           --------          -------           -------           -------            -------
     Interest expense................       (1,226)           (1,004)           (1,578)           (1,207)            (4,177)


NET LOSS.............................      $  (637)          $  (380)          $  (738)          $  (625)           $(1,686)
                                           =======           =======           =======           =======            =======


            See notes to condensed consolidated financial statements.


                                 (Page 3 of 20)

                               AES RED OAK, L.L.C.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                     CONDENSED CONSOLIDATED BALANCE SHEETS,
                       JUNE 30, 2001 AND DECEMBER 31, 2000
                             (DOLLARS IN THOUSANDS)

                                                                                                As of                 As of
                                                                                            June 30, 2001       December 31, 2000
                                                                                            -------------       -----------------
ASSETS:

  Current Assets:
  Cash ..............................................................................          $     58             $     15
  Restricted investments-at cost, which approximates market value....................            67,801               21,795
  Receivables........................................................................                57                   21
                                                                                               --------             --------
       Total current assets..........................................................            67,916               21,831


  Prepaid construction costs.........................................................                 -              227,609
  Land...............................................................................             4,240                4,240
  Construction in progress...........................................................           298,968              117,033
  Deferred financing costs - net of accumulated amortization of
       $1,054 and $646, respectively.................................................            17,651               18,059
                                                                                               --------             --------
         Total assets................................................................          $388,775             $388,772
                                                                                            ===========          ===========

  LIABILITIES AND MEMBER'S DEFICIT:

  Current Liabilities:
  Accounts payable....................................................................         $    766             $    304
  Accrued liabilities.................................................................               73                   90
  Accrued Interest...................................................................             2,821                2,821
  Payable to affiliate...............................................................             1,815                2,505
                                                                                               --------             --------
       Total current liabilities.....................................................             5,475                5,720

  Bonds payable......................................................................           384,000              384,000
                                                                                               --------             --------
       Total liabilities.............................................................          $389,475             $389,720
                                                                                               --------             --------

  Commitments (Notes 5 and 6)                                                                         -                    -

  Member's deficit:
  Common stock, $1 par value-10 shares authorized, none issued or outstanding........                 -                    -
  Contributed capital................................................................               986                    -
  Deficit accumulated during the development stage...................................            (1,686)                (948)
                                                                                               --------             --------
       Total member's deficit........................................................              (700)                (948)
                                                                                               --------             --------
         Total liabilities and member's deficit......................................          $388,775             $388,772
                                                                                               ========             ========


            See notes to condensed consolidated financial statements.



                                 (Page 4 of 20)

                               AES RED OAK, L.L.C.
                        (A DEVELOPMENT STAGE ENTERPRISE)

        CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN MEMBER'S DEFICIT,
                           PERIOD FROM MARCH 15, 2000
                        (INCEPTION) THROUGH JUNE 30, 2001
                             (DOLLARS IN THOUSANDS)




                                                           Common            Stock         Member's
                                                           Shares           Amount         Deficit            Total
                                                           ------           ------         --------           -----
  BALANCE, MARCH 15, 2000 (inception)................         -               -                 -                 -
  Net Loss...........................................         -               -             $(245)            $(245)
                                                                                            -----             -----
  BALANCE, MARCH 31, 2000                                     -               -              (245)             (245)
  Net Loss..........................................          -               -              (703)             (703)
                                                                                            -----             -----
  BALANCE, DECEMBER 31, 2000                                  -               -              (948)             (948)
  Contributed Capital................................         -               -             $ 986             $ 986
  Net Loss...........................................         -               -              (101)             (101)
                                                                                            -----             -----
  BALANCE, MARCH 31, 2001............................         -               -             $ (63)            $ (63)
  Net Loss...........................................         -               -              (637)             (637)
                                                                                            -----             -----
  BALANCE, JUNE 30, 2001.............................         -               -             $(700)            $(700)
                                                                                            =====             =====


            See notes to condensed consolidated financial statements.


                                 (Page 5 of 20)

                               AES RED OAK, L.L.C.
                        (A DEVELOPMENT STAGE ENTERPRISE)

       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, FOR THE SIX MONTHS ENDED JUNE 30, 2001, THE PERIOD FROM MARCH 15, 2000 (INCEPTION) THROUGH
 JUNE 30, 2000 AND THE PERIOD MARCH 15, 2000 (INCEPTION) THROUGH JUNE 30, 2001.
                             (DOLLARS IN THOUSANDS)

                                                                                          March 15, 2000          March 15, 2000
                                                                 Six Months Ended      (inception) through      (inception) through
                                                                  June 30, 2001           June 30, 2000            June 30, 2001
                                                                  -------------           -------------            -------------
OPERATING ACTIVITIES:
Net loss.................................................          $    (738)               $   (625)                $  (1,686)
Amortization of deferred financing costs.................                408                     160                     1,054
Change in:
   Accounts receivable...................................                (36)                      -                       (57)
   Accounts payable......................................                462                      12                       766
   Accrued liabilities ..................................                (17)                      -                        73
   Accrued interest .....................................                  -                   3,009                     2,821
   Payable to affiliates.................................               (690)                  2,337                     1,815
                                                                   ---------               ---------                 ---------
Net cash (used in) provided by operating activities......               (611)                  4,893                     4,786
                                                                   ---------               ---------                 ---------

INVESTING ACTIVITIES:
Transfers from (to) prepaid construction costs...........            227,609                (223,611)                        -
Payments for construction in progress....................           (181,935)               (100,894)                 (298,968)
Payments for land........................................                  -                  (4,240)                   (4,240)
Change in debt service reserve...........................            (46,006)                (41,142)                  (67,801)
                                                                   ---------               ---------                 ---------
Net cash used in investing activities....................               (332)               (369,887)                 (371,009)
                                                                   ---------               ---------                 ---------

FINANCING ACTIVITIES:
Proceeds from project debt issuance......................                  -                 384,000                   384,000
Contributed capital......................................                986                       -                       986
Payments for deferred financing costs....................                  -                 (18,963)                  (18,705)
                                                                   ---------               ---------                 ---------
Net cash provided by financing activities................                986                 365,037                   366,281
                                                                   ---------               ---------                 ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS................                 43                      43                        58

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...........                 15                       -                         -

CASH AND CASH EQUIVALENTS, END OF PERIOD.................          $      58               $      43                 $      58
                                                                   =========               =========                 =========
SUPPLEMENTAL DISCLOSURE OF OTHER ACTIVITIES:
Interest paid (net of amount capitalized)................          $   1,164               $     601                 $   3,211
                                                                   =========               =========                 =========
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Transfer of prepaid construction costs to construction
      in progress........................................          $ 131,840               $  24,962                 $ 192,804
                                                                   =========               =========                 =========


             See notes condensed consolidated financial statements.


                                 (Page 6 of 20)

                               AES RED OAK, L.L.C.
                        (A DEVELOPMENT STAGE ENTERPRISE)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS,
           THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000, PERIOD
      FROM MARCH 15, 2000 (INCEPTION) THROUGH JUNE 30, 2000 AND THE PERIOD
             FROM MARCH 15, 2000 (INCEPTION) THROUGH JUNE 30, 2001

1.    ORGANIZATION

       AES Red Oak, L.L.C. (the Company) was formed on September 13, 1998, in the State of Delaware, to develop, construct, own and operate an 830-megawatt (MW) gas-fired, combined cycle electric generating facility (the Facility) in Sayreville, New Jersey. The Company was considered dormant until March 15, 2000, at which time it consummated a project financing and certain related agreements. The Facility, currently under construction, will consist of three Westinghouse 501 FD combustion turbines, three unfired heat recovery steam generators, and one multicylinder steam turbine. The Facility will produce and sell electricity, as well as provide fuel conversion and ancillary services, solely to Williams Energy Marketing and Trading Company (Williams) under a 20-year fuel conversion services, capacity and ancillary services purchase agreement expected to commence on or prior to February 14, 2002, the Facility's guaranteed completion date under the EPC Contract, as defined below (see notes 5 and 8).

       The Company is in the development stage and is not expected to generate any operating revenues until the Facility achieves commercial operations. As with any new business venture of this size and nature, operation of the Facility could be affected by many factors. Management of the Company believes that the assets of the Company are realizable.

       The Company is a wholly owned subsidiary of AES Red Oak, Inc. (Red Oak), which is a wholly-owned subsidiary of The AES Corporation (AES). Red Oak has no assets other than its ownership interests in the Company and AES Sayreville, L.L.C. Red Oak has no operations and is not expected to have any operations. Red Oak's only income will be from distributions it receives from the Company and AES Sayreville, L.L.C., once the Company achieves commercial operation. Pursuant to an equity subscription agreement (see note 4), Red Oak has agreed to contribute up to approximately $55.7 million to the Company to fund construction after the bond proceeds have been fully utilized. The equity that Red Oak is to provide to the Company will be provided to Red Oak by AES, which owns all of the equity interest in Red Oak. AES files quarterly and annual audited reports with the Securities and Exchange Commission under the Securities Exchange Act of 1934, which are publicly available, but which do not constitute a part of, and are not incorporated into, this Form 10-Q. Red Oak's equity contribution obligations are required to be supported by either an insurance bond or letter of credit. Currently those obligations are supported by an insurance bond issued to the Collateral Agent.

       The Company owns all of the equity interests in AES Red Oak Urban Renewal Corporation (URC), which was organized as an urban renewal corporation under New Jersey Law. As an urban


                                 (Page 7 of 20)
       renewal corporation under New Jersey law, portions of the Facility can be designated as redevelopment areas in order to provide real estate tax and development benefits to the Facility. URC has no operations outside of its activities in connection with the Facility.

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


2.    NEW ACCOUNTING PRONOUNCEMENTS

       In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, " BUSINESS COMBINATIONS." This statement applies to all business combinations initiated after June 30, 2001. This statement also applies to all business combinations accounted for using the purchase accounting method for which the date of acquisition is July 1, 2001 or later. SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "BUSINESS COMBINATIONS", and FASB Statement No. 38, "ACCOUNTING FOR PREACQUISITION CONTINGENCIES OF PURCHASED ENTERPRISES." Under SFAS No. 141 all business combinations within the scope of the statement are to be accounted for using the purchase accounting method. The Company believes that SFAS No. 141 will not have any material impact on its financial position or results of operations

       In June 2001, the FASB issued SFAS No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS." The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001. This statement is required to be applied at the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. SFAS No. 142 addresses how intangible assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The statement requires that goodwill and certain other intangibles with an indefinite life, as defined in the standard, no longer be amortized. However, goodwill and intangibles would have to be assessed each year to determine whether an impairment loss has occurred. Any impairments recognized upon adoption would be recorded as a change in accounting principle. Future impairments would be recorded in income from continuing operations. The statement provides specific guidance for testing goodwill for impairment. The Company had no goodwill at June 30, 2001. The Company believes that SFAS No. 142 will not have any material impact on its financial position or results of operations.


3.    BASIS OF PRESENTATION

       In the Company's opinion, all adjustments necessary for a fair presentation of the unaudited results of operations for the three months ended June 30, 2001 and June 30, 2000, the six months


                                 (Page 8 of 20)
       ended June 30, 2001, the period from March 15, 2000 (inception) through June 30, 2000, and the period from March 15, 2000 (inception) through June 30, 2001 are included. All such adjustments are accruals of a normal and recurring nature. The results of operations for the three months ended June 30, 2001 and June 30, 2000, the six months ended June 30, 2001, the period from March 15, 2000 (inception) through June 30, 2000, and the period from March 15, 2000 (inception) through June 30, 2001, are not necessarily indicative of the results of operations to be expected for the full year.

       These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, with the instructions to the Form 10-Q, and with Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the Unites States of America for complete financial statements and should be read in conjunction with the audited financial statements for the period ended December 31, 2000 and notes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 2000.

4.    EQUITY SUBSCRIPTION AGREEMENT

       The Company, along with Red Oak, has entered into an equity subscription agreement, pursuant to which Red Oak has agreed to contribute up to approximately $55.7 million to the Company to fund project costs. This amount is secured by an insurance bond issued to the Collateral Agent. Red Oak will fund these amounts as they come due upon the earlier of (a) expenditure of all funds that have been established for construction or
       (b) the occurrence of, and during the continuation of, an event of default, as defined under the indenture governing its senior secured bonds. A portion of this equity requirement may be made in the form of affiliate debt, between Red Oak and the Company, which would be subordinate to the senior secured bonds.

5.    POWER PURCHASE AGREEMENT

       The Company and Williams have entered into a Fuel Conversion Services, Capacity and Ancillary Services Purchase Agreement (PPA) for the sale of all capacity produced by the Facility, as well as ancillary services and fuel conversion services. The term of the PPA is 20 years, commencing on the commercial operation date, which is defined in the PPA as the day the initial start up testing procedures have been successfully completed and notified to Williams by the Company. The payment obligations of Williams to the Company under the PPA are guaranteed by The Williams Companies, Inc. The payment obligations of The Williams Companies, Inc. under that guarantee are capped at an amount equal to 125% of the sum of the principal amount of the senior secured bonds plus the maximum debt service reserve account required balance. The Company has provided Williams a letter of credit (PPA Letter of Credit) in the amount of $30 million to support specific payment obligations should the Facility not achieve commercial operation by the date required under the PPA. Upon achievement of commercial operation, the stated amount of that letter of credit will be reduced to $10 million. The repayment obligations with respect to any drawings under the PPA Letter of Credit are a senior debt obligation of the Company. The original anticipated commercial operation date under the PPA was December 31, 2001, but such date can be extended at the request of the Company until June 30, 2002 at no cost. The Company currently anticipates that commercial operation of the Facility will commence on or about February 14, 2002, the guaranteed completion date under the EPC Contract (see note 6.)

       In the event that the Facility does not achieve commercial operation by June 30, 2002, the Company


                                 (Page 9 of 20)
       has the right under the PPA to extend the commercial operation date until June 30, 2003 by paying Williams specified amounts for each day of extension. If the Facility has not achieved commercial operation by the commercial operation date as finally extended under the PPA, Williams has the right to terminate the PPA. If Williams terminates the PPA and the Company cannot find a long-term replacement power purchaser on favorable or reasonable terms, the Company will be required to sell its capacity and energy under shorter-term contracts or into the PJM market at spot prices. In such circumstances no assurances can be given that the Company would have financial resources sufficient to meet its financial and contractual obligations, including the timely payment of principal and interest on the senior secured bonds (see note 6, regarding possible construction delays).

6.    COMMITMENTS AND CONTINGENCIES

       CONSTRUCTION - The Company entered into an Agreement for Engineering, Procurement and Construction services, dated as of October 15, 1999, between the Company and Raytheon Engineers & Constructors, Inc. (REC), as amended (EPC Contract) for the design, engineering, procurement and construction of the Facility. Under a guaranty in the Company's favor, effective as of October 15, 1999, all of REC's obligations under the EPC Contract were irrevocably and unconditionally guaranteed by Raytheon Company (Raytheon).

       At the time of issuance of the senior secured bonds, the Company prepaid the discounted fixed price of the EPC Contract in accordance with the EPC Prepayment Coordination Agreement, dated as of March 14, 2000 between REC and the Company (the "Prepayment Agreement"). In consideration of such prepayment, the performance of WGI's obligations under the EPC Contract were secured by a letter of credit (the "Prepayment Letter of Credit") provided in favor of the Collateral Agent with an initial stated amount of $237.7 million, such amount to be reduced over the construction period as construction milestones were met by WGI.

       On July 7, 2000, WGI International, Inc. acquired certain assets of REC, including REC's rights and obligations under the EPC Contract. However, the terms and conditions under the EPC Contract and the Prepayment Letter of Credit were unchanged by such acquisition, and Raytheon's guaranty remained in full force and effect.

       On May 14, 2001, WGI announced that it had filed a plan of reorganization along with voluntary petitions to restructure under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Nevada in Reno (Bankruptcy Court). Under the EPC Contract, a bankruptcy filing by WGI constituted an event of default. Based on correspondence received from WGI preceding the bankruptcy filing and in accordance with the terms of the EPC Contract and the Collateral Agency Agreement, the Company on May 3, 2001 requested the Collateral Agent to draw the full available amount of such letter of credit and deposit the proceeds of such drawing in the Construction Account held by the Collateral Agent. The Collateral Agent made such drawing on May 4, 2001 in the amount of $95.8 million, which was the then outstanding amount of the Prepayment Letter of Credit as it had been reduced by WGI's achievement of construction milestones under the EPC Contract. Subsequent to the termination of the prepayment arrangements with WGI, payments to WGI for achievement of construction milestones as specified in the EPC Contract will be made in accordance with the terms of the EPC Contract.

       On June 20, 2001, as a result of WGI's bankruptcy filing the Company made a demand on Raytheon to perform its obligations under the Raytheon guarantee.


                                 (Page 10 of 20)

       Since the date of its bankruptcy filing, WGI has continued with construction of the Facility. To provide for continued performance, the Company, WGI and Raytheon entered into an Interim Agreement for Advance Payments (Interim Agreement), dated June 20, 2001. The term of the Interim Agreement, as amended, currently expires on August 17, 2001, but is expected to be extended upon execution by WGI and Raytheon of a term sheet for the Project Completion Agreement, as discussed below. Under the Interim Agreement, the Company and Raytheon have agreed to fund payments to WGI's subcontractors working on construction of the Facility in accordance with the terms of their subcontracts as required by the EPC Contract, and to pay WGI's employees who are performing services with respect to the project. The maximum amount that the Company has agreed to fund under the Interim Agreement is $17.5 million with the balance of funding under the Interim Agreement being provided by Raytheon pursuant to its obligations under the Raytheon Guaranty. In June 2001 and July 2001, the Company paid approximately $14.5 million and $3.0 million, respectively, under the Interim Agreement and accordingly, has no further funding obligations under that agreement. Any amounts advanced by the Company under the Interim Agreement will be deducted from milestone payments otherwise payable by the Company to WGI under the EPC Contract. The Interim Agreement provides for weekly budgeting and weekly status updates. The Interim Agreement does not change the EPC Contract price, the construction progress milestone dates, the guaranteed completion dates, or the project schedule. In addition, the Interim Agreement does not relieve WGI from any obligations it has under the EPC Contract, nor does it relieve Raytheon from any obligations it has under its performance guarantee. The Company is carefully monitoring the progress of construction at the Facility for any work slowdowns or stoppages, neither of which has been material to date.

       Although there can be no assurances, based upon the Company's current assessment of progress at the construction site, and the performance guaranty from Raytheon, and assuming that Raytheon continues to fulfill its obligations under its performance guarantee, the Company currently believes that it has sufficient funds available to complete construction of the Facility, and that the Facility is expected to become commercially operational on or about February 14, 2002, the guaranteed completion date under the EPC Contract (see note 8).

       Notwithstanding the Company's current belief, if it becomes necessary to replace WGI as the primary contractor working on the Project or if Raytheon does not fulfill its obligations under its performance guarantee, the Company may not have sufficient funds to complete construction of the Facility and/or may experience significant construction delays. In the event the commercial operation date of the Facility is significantly delayed, the PPA may be terminated by Williams and the Company may not have financial resources sufficient to meet its financial and contractual obligations, including the timely payment of principal and interest on the senior secured bonds.

       Other than with respect to developments that may have a material impact on the Company or its business operations, the Company is under no obligation nor does it intend to continuously provide updates of WGI's bankruptcy proceedings. However, copies of all pleadings filed with the Bankruptcy Court are available from the office of the clerk of the Bankruptcy Court.

       MAINTENANCE SERVICES - The Company has entered into a maintenance services agreement with Siemens Westinghouse Power Corporation (Siemens). Siemens will provide the Company with specific combustion turbine maintenance services and spare parts for an initial term of between six and sixteen years. For the first six years of operation, the Company is committed to pay $306 per


                                 (Page 11 of 20)
       kilowatt hour of service. The value of this commitment is difficult to ascertain at this time due to the unknown operational mode Williams will require from the Company.

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

       INTERCONNECTION AGREEMENT - The Company has entered into an interconnection agreement with Jersey Central Power & Light Company d/b/a GPU Energy (GPU) to transmit the electricity generated by the Facility to the transmission grid so that it may be sold as prescribed under the PPA. The agreement is in effect for the life of the Facility, yet may be terminated by mutual consent of both GPU and the Company under certain circumstances as detailed in the agreement. Costs associated with the agreement are based on electricity transmitted via GPU at a variable price and the PJM (Pennsylvania/New Jersey/Maryland) Tariff as charged by GPU, which is comprised of both service cost and asset recovery cost, as determined by GPU and approved by the Federal Energy Regulatory Committee.

       WATER SUPPLY PIPELINE - The Borough will design the Lagoon Water Pipeline, Lagoon Pumping Station and Sayreville Interconnection Number 2 in conformance with standard water system practice. The Company is responsible for selection of a contractor and for payment of all costs. The pipeline construction has been completed. The construction contract for the Pumping Station has been awarded. The value of the pumping station is estimated to be approximately $2.0 million.


7.    DERIVATIVE INSTRUMENTS

       Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which, as amended, establishes accounting and reporting standards for derivative instruments and hedging activities.

       The Company will produce and sell electricity, as well as provide fuel conversion and ancillary services, solely to Williams under a long term Power Purchase Agreement (PPA). The Company does not believe that the PPA meets the definition of a derivative under SFAS No. 133, and as such, should not be accounted for as a derivative.

       The Company has no other contracts that meet the definition of a derivative or an embedded derivative under SFAS No. 133.


8.    SUBSEQUENT EVENT

       Since the execution of the Interim Agreement described above, Raytheon, the Company and WGI has been negotiating a series of arrangements under which the Project will be completed in accordance with the terms of the EPC Contract. The Company currently expects that Raytheon and WGI will, prior to August 17, 2001, enter into a term sheet agreement for a Project Completion Agreement (PCA). Under the PCA, WGI will (i) assign to the Company, as the project owner, all


                                 (Page 12 of 20)
       of the subcontracts and vendor contracts relating to the project, (ii) agree to complete construction of the Facility on a cost reimbursable basis but otherwise in accordance with the terms of the EPC Contract, with all funding to come from Raytheon, and (iii) perform obligations under the subcontracts and vendor contracts as the subagent of Raytheon. Raytheon, in its capacity as a performance surety, will, as necessary, fund all of WGI's costs and expenses related to WGI's completion of the project. Both parties will have limited termination rights under the PCA.

       Execution of the PCA by WGI will be subject to the approval of the Bankruptcy Court and there can be no assurance that the PCA will be approved or concerning the impact on the Company if the PCA is not approved by the Bankruptcy Court. The Company expects that upon execution of the PCA, WGI will reject the EPC Contract.

       At the same time as the PCA is executed by Raytheon and WGI, the Company and Raytheon will execute an agreement pursuant to which (i) Raytheon and the Company will acknowledge that, notwithstanding the rejection of the EPC Contract by WGI, Raytheon remains bound under its performance guaranty obligations, and the EPC Contract will have continuing applicability insofar as it defines (x) the obligations owed to the Company by Raytheon under its guaranty and (y) the obligations of the Company to Raytheon arising from the performance of those obligations,
       (ii) Raytheon (or their designees) will be designated as the Company's agent for purposes of administering the subcontracts and vendor contracts, (iii) all future payments from the Company will be paid in accordance with the terms of the EPC Contract directly to Raytheon, and
       (iv) Raytheon will indemnify the Company with respect to any claims arising out of the subcontracts and vendor contracts assumed by the Company.


                                 (Page 13 of 20)

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

All statements other than of historical facts included herein, including those regarding market trends, the Company's financial position, business strategy, projected plans and objectives of management for future operations and the anticipated commercial operation date of the Facility, are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors outside of the Company's control that may cause the actual results or performance of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These risks, uncertainties and other factors include, among others, the following:

         o        unexpected construction delays,
         o unexpected problems relating to the start-up, commissioning and performance of the Facility,
         o the financial condition of third parties on which we depend, including in particular, Washington Group International, Inc.,
         o        continued performance by WGI under the EPC Contract,
         o the Company's ability to find a replacement contractor on favorable or reasonable terms, if necessary,
         o performance by Raytheon Company under its performance guarantee,
         o the termination of the PPA by Williams Energy in the event of a significant delay in achieving commercial operations,
         o the Company's ability to find a replacement power purchaser on favorable or reasonable terms, if necessary,
         o an adequate merchant market after the expiration of the power purchase agreement,
         o capital shortfalls and access to additional capital on reasonable terms,
         o        inadequate insurance coverage,
         o unexpected expenses or lower than expected revenues once commercial operations have begun,
         o        environmental and regulatory compliance, and
         o the additional factors that are unknown to the Company or beyond its control.

The Company has no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.


                                 (Page 14 of 20)

GENERAL

The Company was formed on September 13, 1998 to develop, construct, own, operate and maintain its Facility. The Company was dormant until March 15, 2000, the date of the sale of the senior secured bonds. The Company is in the development stage and has no operating revenues. The Company obtained $384.0 million of project financing from the sale of its senior secured bonds. The total cost of the construction of the Company's Facility is estimated to be approximately $439.8 million, which will be financed by the proceeds from the sale its senior secured bonds and the equity contribution described below. In late September 2000, the Company consummated an exchange offer whereby the holders of the senior secured bonds exchanged their privately placed senior secured bonds for registered senior secured bonds.

The Company's Facility is still under construction and is expected to be completed and operational on or prior to February 14, 2002, the guaranteed completion date under the EPC Contract. The Company cannot assure that these expectations will be met. See "Note 6. Commitments And Contingencies-- Construction" and "Note 8. Subsequent Event" of the Notes to Condensed Consolidated Financial Statements and "--Cautionary Note Regarding Forward-Looking Statements."

EQUITY CONTRIBUTIONS

In February 2001, the Company reclassified $986,000, a payable to affiliate ("AES Corporation") to contributed capital. This amount represented expenditures paid by the AES Corporation prior to March 15, 2000.

Under the equity subscription agreement, Red Oak is obligated to contribute up to approximately $55.7 million to the Company to fund project costs. Red Oak's obligation to make the contributions is, and will be, supported by an acceptable letter of credit or an acceptable bond.

RESULTS OF OPERATIONS

As of June 30, 2001 and December 31, 2000, Construction in Progress, which includes capitalized facility construction costs, was $299.0 million and $117.0 million, respectively. For the six months ended June 30, 2001 and the period from March 15, 2000 (inception) through December 31, 2000, capitalized facility construction costs were $182.0 million and $117.0 million, respectively. For the three months ended June 30, 2001, the three months ended June 30, 2000, the period from March 15, 2000 (inception) through June 30, 2000, and the period from March 15, 2000 (inception) through June 30, 2001, capitalized facility construction costs were $117.2 million, $34.5 million, $60.9 million and $299.0 million, respectively. As discussed in greater detail below, Construction in Progress also includes the capitalization of construction related interest cost incurred on the portion of the bond proceeds expended during the construction period. These capitalized costs are included as assets on the Balance Sheets.

As discussed above, on May 3, 2001, the Company requested the Collateral Agent to draw the full available amount of the Prepayment Letter of Credit and deposit the proceeds of such drawing in the Construction Account held by the Collateral Agent. The Collateral Agent made such drawing on May 4, 2001 in the amount of $95.8 million, the balance of the letter of credit on that date. Subsequent to the termination of the Interim Agreement with WGI, payments to WGI or to Raytheon for achievement of construction milestones as specified in the EPC Contract will be made in accordance with the terms of the EPC Contract from funds available in the Construction Account.


                                 (Page 15 of 20)

For the three months ended June 30, 2001 and June 30, 2000, for the six months ended June 30, 2001, for the period from March 15, 2000 (inception) through June 30, 2000, and the period March 15, 2000 (inception) through June 30, 2001, general and administrative costs of $13,000, $10,000, $22,000, $172,000 and $223,000, respectively, were incurred. These costs did not directly relate to construction and are included as expenses in the Statement of Operations.

A portion of the proceeds from the sale of the senior secured bonds has not yet been expended on construction and was invested by the trustee. For the three months ended June 30, 2001 and June 30, 2000, the six months ended June 30, 2001, the period from March 15, 2000 (inception) through June 30, 2000, and the period from March 15, 2000 (inception) through June 30, 2001, the interest income earned on these invested funds was approximately $602,000, $634,000, $862,000 $754,000 and $ 2.7 million, respectively, and is included in the Statement of Operations.

As noted above, for the three months ended June 30, 2001 and June 30, 2000, the six months ended June 30, 2001, the period from March 15, 2000 (inception) through June 30, 2000, and the period from March 15, 2000 (inception) through June 30, 2001, construction related interest costs incurred on the portion of the bond proceeds expended during the construction period is capitalized to Construction in Progress, was approximately $7.2 million, $7.5 million, $15.3 million, $8.9 million and $39.5 million, respectively, and is included on the Balance Sheets. For the three months June 30, 2001 and June 30, 2000, the six months ended June 30, 2001, the period from March 15, 2000 (inception) through June 30, 2000, and the period from March 15, 2000 (inception) through June 30, 2001, interest cost incurred on the bond proceeds not spent on construction of the Company's Facility was approximately $ 1.2 million, $1.0 million, $1.6 million, $1.2 million and $4.2 million, respectively, and is included as interest expense in the Statements of Operations.

For the three months ended June 30, 2001 and June 30, 2000, the six months ended June 30, 2001, the period from March 15, 2000 (inception) through June 30, 2000, and the period from March 15, 2000 (inception) through June 30, 2001, non-capitalizable costs plus interest cost and less interest income resulted in a net loss of approximately $637,000, $380,000, $738,000, $625,000 and $1.7
million, respectively. The results of operations may not be comparable with the results of operations during future periods, especially when the Company's Facility commences commercial operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company believes that the net proceeds from the sale of the senior secured bonds, together with the equity contribution, will be sufficient to (1) fund the engineering, procurement, construction, testing and commissioning of the Company's Facility until it is placed in commercial operation, (2) pay certain fees and expenses in connection with the financing and development of the Company's project and (3) pay project costs, including interest on the senior secured bonds. After the Company's Facility is placed in commercial operation, it will depend on revenues under the PPA, and after the power purchase agreement expires, it will depend on revenues generated from market sales of electricity.

In order to provide liquidity in the event of cash flow shortfalls, the Company has provided the Collateral Agent with a debt service reserve letter of credit in an initial stated amount of $22 million. The Collateral Agent may draw on the debt service reserve letter of credit commencing on the earlier of the guaranteed provisional acceptance date under the EPC Contract or the commercial operation date of the Facility.

As of June 30, 2001, apart from commitments for unpaid scope changes totaling $541,000 arising from the


                                 (Page 16 of 20)
construction of our Facility, the Company has committed to four additional capital expenditures totaling $4.9 million. These expenditures are for a water pipeline for approximately $678,000, road modifications for approximately $537,000, a water pumping station for an estimated $2.0 million and administration office building for $1.7 million. As of June 30, 2001, the road modifications and their related expenditures have been completed and paid. The remaining balance of the pipeline is approximately $36,000. The entire cost of the water pumping station and the administration office building will be paid in fiscal year 2001 from equity contributions under the Equity Subscription Agreement.

On May 14, 2001, WGI announced that it had filed a plan of reorganization along with voluntary petitions to restructure under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Nevada in Reno. WGI is currently continuing construction of the Facility and the Company and the independent engineer are carefully monitoring the progress of construction at the Facility for any work slowdowns or stoppages, neither of which has been material to date. Although there can be no assurances, based upon the Company's current assessment of progress at the construction site, and the performance guaranty from Raytheon Company, and assuming that WGI continues performance under the EPC Contract and that Raytheon fulfills its obligations under its performance guarantee, the Company currently believes that the Facility will become commercially operational on or about February 14, 2002, the guaranteed completion date under the EPC Contract.

Notwithstanding the Company's current belief, if WGI rejects the EPC Contract in its bankruptcy proceeding and does not enter into the PCA, or fails to perform its obligations under the PCA, or if Raytheon does not fulfill its obligations under its guarantee, the Company may experience significant construction delays and/or may not have sufficient funds to complete the Facility. Furthermore, in the event that the project is not commercially operational by June 2002, and the Company does not have sufficient funds to purchase extensions of the required commercial operation date under the PPA, or the Facility does not achieve commercial operation by the commercial operation date as extended, Williams has the right to terminate the PPA. If Williams terminates the PPA and the Company cannot find a long-term replacement power purchaser on favorable or reasonable terms, the Company will be required to sell its capacity and energy under shorter-term contracts or into the PJM spot market. In such event, the Company may not have financial resources sufficient to meet its financial and contractual obligations, including the timely payment of principal and interest on the senior secured bonds. See "Note 6. Commitments And Contingencies--Construction" and "Note 8. Subsequent Event" of the Notes to Condensed Consolidated Financial Statements and "--Cautionary Note Regarding Forward-Looking Statements."

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risks are not materially different from those market risks described in its annual report on Form 10-K for the fiscal year ended December 31, 2000.


                                 (Page 17 of 20)

                           PART II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

      References in Notes 6 and 8 to the Notes to the Consolidated Financial Statements to events occurring after June 30, 2001 relating to WGI and Raytheon are incorporated by reference into this Item 5.




                                 (Page 18 of 20)

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)  EXHIBITS

                           NONE


         B)  REPORTS ON FORM 8-K.

       The Company did not file any reports on Form 8-K during the quarter ended June 30, 2001.










                                 (Page 19 of 20)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  AES RED OAK, L.L.C.


Date:  August 14, 2001            By: /s/ BARRY SHARP
                                      ----------------------------------
                                      BARRY SHARP
                                      Vice President and Chief Financial
                                      Officer (and principal accounting officer)









                                 (Page 20 of 20)