Form 10-Q
period 2001-09-30
AES RED OAK LLC
filed 2001-11-14
CIK 1117445

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2001

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


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No

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

                           Condensed Consolidated Statements of Operations, three months ended
                               September 30, 2001 and September 30, 2000, nine months ended
                               September 30, 2001 and period from March 15, 2000 (inception) through
                               September 30, 2000 and the period from March 15, 2000 (inception)
                               through and September 30, 2001 ...............................................3

                           Condensed Consolidated Balance Sheets,
                               September 30, 2001 and December 31, 2000 .....................................4

                           Condensed Consolidated Statement of Changes in Member's Deficit,
                               period from March 15, 2000 (inception) through September 30, 2001.............5

                           Condensed Consolidated Statements of Cash Flows, for the nine months ended September 30, 2001, period from March 15, 2000 (inception) through
                               September 30, 2000 and the period March 15, 2000  (inception)
                               through September 30, 2001....................................................6

                           Notes to the Condensed Consolidated Financial Statements..........................7

       Item 2.        Management's Discussion and Analysis of Financial
                           Condition and Results of Operations..............................................14

       Item 3.        Quantitative and Qualitative Disclosures
                           About Market Risk................................................................19

PART II. OTHER INFORMATION

       Item 5.        Other Information.....................................................................19

       Item 6.        Exhibits and Reports on Form 8-K......................................................19

SIGNATURES..................................................................................................20

                                 (Page 2 of 20)

PART I. FINANCIAL INFORMATION


ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


                               AES RED OAK, L.L.C.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                       CONDENSED CONSOLIDATED STATEMENTS OF
                OPERATIONS, THREE MONTHS ENDED SEPTEMBER 30, 2001 AND
                      SEPTEMBER 30, 2000, NINE MONTHS ENDED
        SEPTEMBER 30, 2001 AND PERIOD FROM MARCH 15, 2000 (INCEPTION) THROUGH
                   SEPTEMBER 30, 2000 AND PERIOD FROM MARCH 15, 2000
                     (INCEPTION) THROUGH SEPTEMBER 30, 2001
                            (DOLLARS IN THOUSANDS)



                                                                                                   MARCH 15, 2000     MARCH 15, 2000
                                              THREE MONTHS    THREE MONTHS        NINE MONTHS        (INCEPTION)        (INCEPTION)
                                                 ENDED           ENDED              ENDED              THROUGH            THROUGH
                                              SEPTEMBER 30,   SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,
                                                 2001           2000                 2001                2000              2001
                                                 ----           ----                 ----                ----              ----


OPERATING EXPENSES
   General administrative costs......       $      (35)      $    (11)            $      (57)       $    (183)         $    (258)
                                            -----------        -------            -----------       -----------        -----------
   Operating Loss....................       $      (35)      $    (11)            $      (57)       $    (183)         $    (258)
                                            -----------        -------            -----------       -----------        -----------

OTHER INCOME/EXPENSE
   Interest income...................              543            615                  1,405            1,369              3,257
   Interest expense..................           (1,326)          (792)                (2,904)          (1,999)            (5,503)
                                            -----------        -------            -----------       -----------        -----------

NET LOSS.............................      $      (818)       $  (188)            $   (1,556)       $   (813)          $  (2,504)
                                           ============       ========            ===========       ===========        ===========

            See notes to condensed consolidated financial statements.

                                 (Page 3 of 20)

                               AES RED OAK, L.L.C.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                     CONDENSED CONSOLIDATED BALANCE SHEETS,
                    SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
                             (DOLLARS IN THOUSANDS)

                                                                                              AS OF                  AS OF
                                                                                          SEPTEMBER 30,          DECEMBER 31,
                                                                                               2001                  2000
                                                                                            -----------          -----------
ASSETS:

  Current Assets:
  Cash ..............................................................................   $            21         $         15
  Restricted investments-at cost, which approximates market value....................            53,451               21,795
  Receivables........................................................................                 -                   21
  Receivable from affiliate..........................................................               131                    -
                                                                                            -----------          -----------
       Total current assets..........................................................            53,603               21,831

  Prepaid construction costs.........................................................                 -              227,609

  Land                                                                                            4,240                4,240
  Construction in progress...........................................................           322,790              117,033
  Deferred financing costs - net of accumulated amortization of
       $1,258 and $646, respectively.................................................            17,447               18,059
                                                                                            -----------         ------------
         Total assets................................................................   $       398,080         $    388,772
                                                                                            ===========         ============

  LIABILITIES AND MEMBER'S DEFICIT:

  Current Liabilities:
  Accounts payable....................................................................   $       11,025         $        304
  Accrued liabilities.................................................................               62                   90
  Accrued interest....................................................................            2,821                2,821
  Payable to affiliate................................................................            1,690                2,505
  Bonds payable-current portion.......................................................            1,210                    -
                                                                                            -----------         ------------
       Total current liabilities......................................................           16,808                5,720

  Bonds payable.......................................................................          382,790              384,000
                                                                                            -----------         ------------
       Total liabilities..............................................................  $       399,598         $    389,720
                                                                                            -----------         ------------
  Commitments (Notes 5 and 6)

  Member's deficit:
  Common stock, $1 par value-10 shares authorized, none issued or outstanding........                 -                    -

  Contributed capital................................................................               986                    -
  Deficit accumulated during the development stage...................................            (2,504)                (948)
                                                                                            -----------         ------------
       Total member's deficit........................................................            (1,518)                (948)
                                                                                            -----------         ------------
         Total liabilities and member's deficit......................................      $    398,080         $    388,772
                                                                                            ===========         ============

            See notes to condensed consolidated financial statements.

                                 (Page 4 of 20)

                               AES RED OAK, L.L.C.
                        (A DEVELOPMENT STAGE ENTERPRISE)

        CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN MEMBER'S DEFICIT,
                           PERIOD FROM MARCH 15, 2000
                     (INCEPTION) THROUGH SEPTEMBER 30, 2001
                             (DOLLARS IN THOUSANDS)



                                                           COMMON            STOCK         MEMBER'S
                                                           SHARES           AMOUNT         DEFICIT            TOTAL
                                                           ------           ------         --------           -----
  BALANCE, MARCH 15, 2000 (inception)................        --            $     --       $       --      $        --

    Net Loss.........................................        --                  --             (948)            (948)
                                                                           ---------     ------------     -----------
  BALANCE, DECEMBER 31, 2000                                 --            $     --       $     (948)     $      (948)
    Contributed Capital..............................        --                  --              986              986
    Net Loss.........................................        --                  --           (1,556)          (1,556)
                                                                           ---------     ------------     -----------
  BALANCE, SEPTEMBER 30, 2001........................        --            $     --       $  (1 ,518)     $    (1,518)
                                                                           =========     ============     ===========

            See notes to condensed consolidated financial statements.

                                 (Page 5 of 20)

                               AES RED OAK, L.L.C.
                        (A DEVELOPMENT STAGE ENTERPRISE)

      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001, THE PERIOD FROM MARCH 15, 2000 (INCEPTION) THROUGH
          SEPTEMBER 30, 2000 AND THE PERIOD MARCH 15, 2000 (INCEPTION)
                          THROUGH SEPTEMBER 30, 2001.
                             (DOLLARS IN THOUSANDS)

                                                                                          MARCH 15, 2000          MARCH 15, 2000
                                                                NINE MONTHS ENDED      (INCEPTION) THROUGH      (INCEPTION) THROUGH
                                                                SEPTEMBER 30, 2001      SEPTEMBER 30, 2000       SEPTEMBER 30, 2001
                                                                ------------------      ------------------       ------------------
OPERATING ACTIVITIES:
Net loss.................................................        $          (1,556)      $            (813)      $          (2,504)
Amortization of deferred financing costs.................                      612                     443                   1,258
Change in:
   Accounts receivable...................................                       21                      --                      --
   Receivable from affiliate.............................                     (131)                     --                    (131)
   Accounts payable......................................                   10,721                     418                  11,025
   Accrued liabilities ..................................                      (28)                     --                      62
   Accrued interest .....................................                       --                   2,821                   2,821
   Payable to affiliates.................................                     (815)                  2,958                   1,690
                                                                  -----------------       ----------------        ----------------
Net cash provided by operating activities................                    8,824                   5,827                  14,221
                                                                  ----------------        ----------------        ----------------

INVESTING ACTIVITIES:
Transfers from (to) prepaid construction costs...........                  227,609                (227,609)                     --
Payments for construction in progress....................                 (205,757)               (106,445)               (322,790)
Payments for land........................................                       --                  (4,240)                 (4,240)
Change in debt service reserve...........................                  (31,656)                (32,831)                (53,451)
                                                                  -----------------       -----------------       -----------------
Net cash used in investing activities....................                   (9,804)               (371,125)               (380,481)
                                                                  -----------------       -----------------       -----------------

FINANCING ACTIVITIES:
Proceeds from project debt issuance......................                       --                 384,000                 384,000
Contributed capital......................................                      986                      --                     986
Payments for deferred financing costs....................                       --                 (18,719)                (18,705)
Other....................................................                       --                      49                      --
                                                                  -----------------       -----------------       -----------------
Net cash provided by financing activities................                      986                 365,330                 366,281
                                                                  -----------------       -----------------       -----------------
NET INCREASE IN CASH AND CASH EQUIVALENTS................                        6                      32                      21

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...........                       15                      --                      --

CASH AND CASH EQUIVALENTS, END OF PERIOD.................          $            21        $             32        $             21
                                                                  -----------------       -----------------       -----------------
                                                                  -----------------       -----------------       -----------------

SUPPLEMENTAL DISCLOSURE OF OTHER ACTIVITIES:
Interest paid (net of amount capitalized)................                    2,668                   1,370                   4,715
                                                                  ================        ================        ================

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Transfer of prepaid construction costs to construction
      in progress........................................                  131,840                  60,965                 192,804
                                                                  ================        ================        ================

             See notes condensed consolidated financial statements.

                                 (Page 6 of 20)

                               AES RED OAK, L.L.C.
                        (A DEVELOPMENT STAGE ENTERPRISE)

    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000, NINE MONTHS ENDED SEPTEMBER 30, 2001, THE PERIOD
           FROM MARCH 15, 2000 (INCEPTION) THROUGH SEPTEMBER 30, 2000
                 AND THE PERIOD FROM MARCH 15, 2000 (INCEPTION)
                           THROUGH SEPTEMBER 30, 2001

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

       The Facility, currently under construction, will consist of three Westinghouse 501 FD combustion turbines, three unfired heat recovery steam generators, and one multicylinder steam turbine. The Facility will produce and sell electricity, as well as provide fuel conversion and ancillary services, solely to Williams Energy Marketing and Trading Company (Williams) under a 20-year fuel conversion services, capacity and ancillary services purchase agreement expected to commence on in early April, 2002, approximately two months after the Facility's guaranteed completion date under the EPC Contract of February 14, 2002, as defined below (see notes 5 and 8).

       The Company is in the development stage and is not expected to generate any operating revenues until the Facility achieves commercial operations. As with any new business venture of this size and nature, operation of the Facility could be affected by many factors. Management of the Company believes that the assets of the Company are realizable.

       The Company is a wholly owned subsidiary of AES Red Oak, Inc. (Red Oak), which is a wholly-owned subsidiary of The AES Corporation (AES). Red Oak has no assets other than its ownership interests in the Company and AES Sayreville, L.L.C. Red Oak has no operations and is not expected to have any operations. Red Oak's only income will be from distributions it receives from the Company and AES Sayreville, L.L.C., once the Company achieves commercial operations. Pursuant to an equity subscription agreement (see note 4), Red Oak has agreed to contribute up to approximately $55.7 million to the Company to fund construction after the bond proceeds have been fully utilized. The equity that Red Oak is to provide to the Company will be provided to Red Oak by AES, which owns all of the equity interest in Red Oak. AES files quarterly and annual audited reports with the Securities and Exchange Commission under the Securities Exchange Act of 1934, which are publicly available, but which do not constitute a part of, and are not incorporated into, this Form 10-Q. Red Oak's equity contribution obligations are required to be supported by either an insurance bond or letter of credit. Currently those obligations are supported by an insurance bond issued to the Collateral Agent.

       The Company owns all of the equity interests in AES Red Oak Urban Renewal Corporation (URC), which was organized as an urban renewal corporation under New Jersey Law. As an urban renewal corporation under New Jersey law, portions of the Facility can be designated as

                                 (Page 7 of 20)
       redevelopment areas in order to provide real estate tax and development benefits to the Facility. URC has no operations outside of its activities in connection with the Facility.

       In February 2001, the Company reclassified $986,000, a payable to affiliate (AES Corporation) to contributed capital. This amount represented expenditures paid by the AES Corporation prior to March 15, 2000.


2.     NEW ACCOUNTING PRONOUNCEMENTS

       In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001. This statement is required to be applied at the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. SFAS No. 142 addresses how intangible assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The statement requires that goodwill and certain other intangibles with an indefinite life, as defined in the standard, no longer be amortized. However, goodwill and intangibles would have to be assessed each year to determine whether an impairment loss has occurred. Any impairments recognized upon adoption would be recorded as a change in accounting principle. Future impairments would be recorded in income from continuing operations. The statement provides specific guidance for testing goodwill for impairment. The Company had no goodwill at September 30, 2001. The Company believes that SFAS No. 142 will not have any material impact on its financial position or results of operations.

       In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Operations." The standard is effective for fiscal years beginning after June 15, 2002, and provides accounting requirements for asset retirement obligations associated with long-lived assets. The Company believes that SFAS No. 143 will not have any material impact on its financial reporting.

       In August 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and generally are to be applied prospectively. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 provides guidance for developing estimates of future cash flows used to test assets for recoverability, requires that assets to be disposed off be classified as held for sale when certain criteria are met. The statement also extends the reporting of discontinued operations to all components of an entity and provides guidance for recognition of a liability for obligations associated with a disposal activity. The Company believes that the initial adoption of SFAS No. 144 will not have a material impact on its financial position or result of operations.

3.     BASIS OF PRESENTATION

       In the Company's opinion, all adjustments necessary for a fair presentation of the unaudited results of operations for the three months ended September 30, 2001 and September 30, 2000, the nine months ended September 30, 2001, the period from March 15, 2000 (inception) through September 30, 2000, and the period from March 15, 2000 (inception) through September 30, 2001 are included. All such adjustments are accruals of a normal and recurring nature. The results of operations for the three months ended September 30, 2001 and September 30, 2000, the nine months ended September 30, 2001, the period from March 15, 2000 (inception) through September 30, 2000, and the period from March 15, 2000 (inception) through September 30, 2001, are not necessarily indicative of the results of operations to be expected for the full year or future periods.

                                 (Page 8 of 20)

       These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, with the instructions to the Form 10-Q, and with Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the Unites States of America for complete financial statements and should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 2000 and notes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 2000.

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

5.     POWER PURCHASE AGREEMENT

       The Company and Williams have entered into a Fuel Conversion Services, Capacity and Ancillary Services Purchase Agreement (PPA) for the sale of all capacity produced by the Facility, as well as ancillary services and fuel conversion services. The term of the PPA is 20 years, commencing on the commercial operation date, which is defined in the PPA as the day the initial start up testing procedures have been successfully completed and notified to Williams by the Company. The payment obligations of Williams to the Company under the PPA are guaranteed by The Williams Companies, Inc. The payment obligations of The Williams Companies, Inc. under that guarantee are capped at an amount equal to 125% of the sum of the principal amount of the senior secured bonds plus the maximum debt service reserve account required balance. The Company has provided Williams a letter of credit (PPA Letter of Credit) in the amount of $30 million to support specific payment obligations should the Facility not achieve commercial operation by the date required under the PPA. Upon achievement of commercial operation, the stated amount of that letter of credit will be reduced to $10 million. The repayment obligations with respect to any drawings under the PPA Letter of Credit are a senior debt obligation of the Company. The original anticipated commercial operation date under the PPA was December 31, 2001, but such date can be extended under the PPA at the request of the Company until June 30, 2002 at no cost, as described in the succeeding paragraph. The Company currently anticipates that commercial operation of the Facility will commence in early April 2002, approximately two months after the guaranteed completion date of February 14, 2002 under the EPC Contract (see note 6.)

       If the commercial operation date has not occurred by December 31, 2001 for any reason, including the continued existence of or delay caused by a force majeure event affecting the Company, other than any delay caused by any act or failure to act by Williams or any of its affiliates where the action is required under the PPA, Williams will have the right to terminate the PPA. The Company, however, can extend the commercial operation date to June 30, 2002 (1) by providing an opinion from a third-party engineer that the commercial operation date will occur no later than June 30, 2002 (the "Free Extension Option"), or (2) by giving Williams written notice of such extension no later than November 30, 2001, and paying to Williams $2.5 million by no later than January 31, 2002 (the "First Paid Extension Option"). In accordance with the PPA, during the week ending November 16, 2001, the Company expects to provide Williams an opinion from a third-party engineer stating that the commercial operation date will occur no later than June 30, 2002. As a

                                 (Page 9 of 20)
       result, the Company believes that the commercial operation date under the power purchase agreement will be extended to June 30, 2002 without the need for the Company to purchase such an extension. In the event that Williams, for any reason, does not accept the opinion of the third-party engineer, the Company will be required to exercise its First Paid Extension Option.

       If the Company qualifies for the Free Extension Option or exercises the First Paid Extension Option, in the event that the Facility does not achieve commercial operation by June 30, 2002, the Company has the right under the PPA, upon written notification to Williams not later than April 30, 2001, to extend the commercial operation date until June 30, 2003 by paying Williams an amount equal to the lessor of any actual damages Williams suffers or incurs after June 30, 2002 as a result of Williams reliance upon the delivery by such date or three million dollars ($3,000,000) (the "Second Paid Extension Option"). The Company shall also pay specified amounts ranging from $11,000 per day to $50,000 per day of the extension. If the Company exercises the Second Paid Extension Option, and has previously exercised the First Paid Extension Option, it need only pay the per day amounts discussed in this preceding sentence. During the period of the Second Paid Extension Option, the Company will continue to collect liquidated damages from the contractor under the EPC Contract in the amount of $108,000 per day.

       If the Facility has not achieved commercial operation by the commercial operation date as finally extended under the PPA, Williams has the right to terminate the PPA. If Williams terminates the PPA and the Company cannot find a long-term replacement power purchaser on favorable or reasonable terms, the Company will be required to sell its capacity and energy under shorter-term contracts or into the PJM market at spot prices. In such circumstances, no assurances can be given that the Company would have financial resources sufficient to meet its financial and contractual obligations, including the timely payment of principal and interest on the senior secured bonds (see note 6, regarding possible construction delays).

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

       At the time of issuance of the senior secured bonds, the Company prepaid the discounted fixed price of the EPC Contract in accordance with the EPC Prepayment Coordination Agreement, dated as of March 14, 2000 between REC and the Company (the "Prepayment Agreement"). In consideration of such prepayment, the performance of Washington Group International's (WGI), as successor to REC under the EPC Contract, obligations under the EPC Contract were secured by a letter of credit (the "Prepayment Letter of Credit") provided in favor of the Collateral Agent with an initial stated amount of $237.7 million, such amount to be reduced over the construction period as construction milestones were met by WGI.

       On July 7, 2000, WGI, Inc. acquired certain assets of REC, including REC's rights and obligations under the EPC Contract. However, the terms and conditions under the EPC Contract and the Prepayment Letter of Credit were unchanged by such acquisition, and Raytheon's guaranty remained in full force and effect.

       On May 14, 2001, WGI announced that it had filed a plan of reorganization along with voluntary petitions to restructure under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Nevada in Reno (Bankruptcy Court). Under the EPC Contract, a bankruptcy filing by WGI constituted an event of default. Based on correspondence received from WGI preceding

                                 (Page 10 of 20)
       the bankruptcy filing and in accordance with the terms of the EPC Contract and the Collateral Agency Agreement, the Company on May 3, 2001 requested the Collateral Agent to draw the full available amount of such letter of credit and deposit the proceeds of such drawing in the Construction Account held by the Collateral Agent. The Collateral Agent made such drawing on May 4, 2001 in the amount of $95.8 million, which was the then outstanding amount of the Prepayment Letter of Credit as it had been reduced by WGI's achievement of construction milestones under the EPC Contract. Subsequent to the termination of the prepayment arrangements with WGI, payments to WGI for achievement of construction milestones as specified in the EPC Contract were made in accordance with the terms of the EPC Contract.

       On June 20, 2001, as a result of WGI's bankruptcy filing the Company made a demand on Raytheon to perform its obligations under the Raytheon guarantee.

       Since the date of its bankruptcy filing, WGI has continued with construction of the Facility. To provide for continued performance, the Company, WGI and Raytheon entered into an Interim Agreement for Advance Payments (Interim Agreement), dated June 20, 2001. The term of the Interim Agreement, as amended, currently expires on November 16, 2001. However, once executed, the Interim Agreement will be superceded by the Project Completion Agreement by and between WGI and Raytheon, as discussed below (see note 8). The Project Completion Agreement is expected to be executed during the week of November 16, 2001. In the event that the Project Completion Agreement is not executed by November 16, 2001, it is expected that, consistent with past practice, the Interim Funding Agreement will be extended as necessary until the Project Completion Agreement is executed. There can be no assurance however, that the Interim Funding Agreement will be extended as expected. Under the Interim Agreement, the Company and Raytheon have agreed to fund payments to WGI's subcontractors working on construction of the Facility in accordance with the terms of their subcontracts as required by the EPC Contract, and to pay WGI's employees who are performing services with respect to the project.

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

       Although there can be no assurances, based upon the Company's current assessment of progress at the construction site, and the performance guaranty from Raytheon, and assuming that Raytheon continues to fulfill its obligations under its performance guarantee, the Company currently believes that it has sufficient funds available to complete construction of the Facility, and expects the Facility to become commercially operational in early April 2002, which is approximately two months after the guaranteed completion date under the EPC Contract of February 14, 2002 (see note 8).

       Notwithstanding the Company's current belief, if it becomes necessary to replace WGI as the primary contractor working on the Project or if Raytheon does not fulfill its obligations under its performance guarantee, the Company may not have sufficient funds to complete construction of the

                                 (Page 11 of 20)

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

       MAINTENANCE SERVICES - The Company has entered into a maintenance services agreement with Siemens Westinghouse Power Corporation (Siemens). Siemens will provide the Company with specific combustion turbine maintenance services and spare parts for an initial term of between six and sixteen years. For the first six years of operation, the Company is committed to pay $306 per equivalent operating hour of service. The value of this commitment is difficult to ascertain at this time due to the unknown operational mode Williams will require from the Company.

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

       INTERCONNECTION AGREEMENT - The Company has entered into an interconnection agreement with Jersey Central Power & Light Company d/b/a GPU Energy (GPU) to transmit the electricity generated by the Facility to the transmission grid so that it may be sold as prescribed under the PPA. The agreement is in effect for the life of the Facility, yet may be terminated by mutual consent of both GPU and the Company under certain circumstances as detailed in the agreement. Costs associated with the agreement are based on electricity transmitted via GPU at a variable price and the PJM (Pennsylvania/New Jersey/Maryland) Tariff as charged by GPU, which is comprised of both service cost and asset recovery cost, as determined by GPU and approved by the Federal Energy Regulatory Committee. On June 22, 2001, FERC approved the Company's Market-Based Tariff petition.

       INTERCONNECTION INSTALLATION AGREEMENT - The Company entered into an interconnection agreement with GPU on April 27, 1999 to design, furnish install and own certain facilities required to interconnect the Company with the transmission system. Under the terms of this agreement GPU will provide all labor, supervision, materials and equipment necessary to perform the interconnection installation. The cost of these interconnection facilities is estimated to be $5.3 million. The Company has paid $3.8 million to GPU for these facilities as of September 30, 2001.

       WATER SUPPLY PIPELINE - The Borough will design the Lagoon Water Pipeline, Lagoon Pumping Station and Sayreville Interconnection Number 2 in conformance with standard water system practice. The Company is responsible for selection of a contractor and for payment of all costs. The pipeline construction has been completed. The construction contract for the Pumping Station has been awarded. The values of the pipeline and pumping station are estimated to be approximately $2.0 million and $678,000, respectively.

       GAS INTERCONNECTION - Williams is responsible for the construction of all natural gas interconnection facilities necessary for the delivery of natural gas up to the Company's natural gas delivery point. This includes metering equipment, valves and piping. Upon the expiration of the PPA or termination of the PPA, the Company has the right to purchase the natural gas interconnection facilities from Williams.

                                 (Page 12 of 20)

       The Company has also made road modifications at a cost of approximately $537,000, is in the process of constructing an administration building for an estimated $1.7 million, and is installing a fuel gas heater for an estimated $1.3 million. The Company has paid $670,000 towards the fuel gas heater project and $235,000 towards the administration building. The majority of the remaining capital expenditures are expected to be paid by the end of February 2002.

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


8.     SUBSEQUENT EVENT

       As noted above, Raytheon guaranteed all of WGI's obligations under the EPC Contract. Since the execution of the Interim Agreement described above (see note 6), Raytheon, in furtherance of its obligations under its performance guarantee, and WGI have been negotiating a series of arrangements under which the Project will be completed in accordance with the terms of the EPC Contract. During the week ending November 16, 2001, Raytheon and WGI expect to execute a Project Completion Agreement (PCA). The Interim Agreement will be superceded by the PCA upon its execution. Under the PCA, WGI will (i) assign to the Company, as the project owner, certain of the major equipment, subcontracts and vendor contracts relating to the project, (ii) assign to Raytheon the remaining subcontracts and vendor contracts relating to the project, (iii) agree to complete construction of the Facility on a cost reimbursable basis but otherwise in accordance with the terms of the EPC Contract, with all funding to come from Raytheon, and (iv) perform obligations under the subcontracts and vendor contracts as the subagent of Raytheon. Raytheon, as guarantor under the EPC Contract, will, as necessary, fund all of WGI's costs and expenses related to WGI's completion of the project. Both parties will have limited termination rights under the PCA.

       Issuance of an order by the Bankruptcy Court approving (1) the rejection of the EPC Contract by WGI and (2) the execution by WGI of the PCA is expected to occur during the week ending November 16, 2001.

       On or about the time the PCA is executed, the Company and Raytheon expect to enter an agreement pursuant to which (i) Raytheon and the Company will acknowledge that, notwithstanding the rejection of the EPC Contract by WGI, Raytheon will cause the project to be completed in accordance with the terms of the EPC Contract pursuant to Raytheon's performance guaranty obligations, and the EPC Contract will have continuing applicability insofar as it defines (x) the obligations owed to the Company by Raytheon under its guaranty and (y) the obligations of the Company to Raytheon arising from the performance of those obligations, (ii) Raytheon (or their designees) will be designated as the Company's agent for purposes of administering the subcontracts and vendor contracts assigned by WGI to the Company, (iii) all future payments from the Company will be paid in accordance with the terms of the EPC Contract directly to Raytheon, and
       (iv) Raytheon will indemnify the Company with respect to any claims arising out of the subcontracts and vendor contracts assumed by the Company.

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

All statements, other than of historical facts included herein, including those regarding market trends, the Company's financial position, business strategy, projected plans and objectives of management for future operations and the anticipated commercial operation date of the Facility, are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors outside of the Company's control that may cause the actual results or performance of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These risks, uncertainties and other factors include, among others, the following:

       o      unexpected construction delays,
       o unexpected problems relating to the start-up, commissioning and performance of the Facility,
       o the financial condition of third parties on which we depend, including in particular, Washington Group International, Inc., ("WGI")
       o continued performance by WGI under the EPC Contract and the Project Completion Agreement,
       o the Company's ability to find a replacement contractor on favorable or reasonable terms, if necessary,
       o performance by Raytheon Company under its performance guarantee and any related agreements,
       o the termination of the PPA by Williams Energy in the event of a significant delay in achieving commercial operations,
       o the Company's ability to find a replacement power purchaser on favorable or reasonable terms, if necessary,
       o an adequate merchant market after the expiration of the power purchase agreement,
       o capital shortfalls and access to additional capital on reasonable terms,
       o      inadequate insurance coverage,
       o unexpected expenses or lower than expected revenues once commercial operations have begun,
       o      environmental and regulatory compliance,
       o terrorists acts and adverse reactions to United States anti-terrorism activities, and
       o the additional factors that are unknown to the Company or beyond its control.

                                 (Page 14 of 20)

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

The Company's Facility is still under construction and is expected to be completed and operational in early April 2002 which is approximately two months after February 14, 2002, the guaranteed completion date under the EPC Contract. The Company cannot assure that these expectations will be met. See "Note 6. Commitments And Contingencies--Construction" and "Note 8. Subsequent Event" of the Notes to Condensed Consolidated Financial Statements, "--Liquidity and Capital Resources" and "--Cautionary Note Regarding Forward-Looking Statements."

EQUITY CONTRIBUTIONS

In February 2001, the Company reclassified $986,000, a payable to affiliate ("AES Corporation") to contributed capital. This amount represented expenditures paid by the AES Corporation prior to March 15, 2000.

Under the equity subscription agreement, Red Oak is obligated to contribute up to approximately $55.7 million to the Company to fund project costs. Through September 30, 2001, Red Oak has not yet contributed under the equity subscription agreement. Red Oak's obligation to make the contributions is, and will be, supported by an acceptable letter of credit or an acceptable bond.

RESULTS OF OPERATIONS

As of September 30, 2001 and December 31, 2000, Construction in Progress, which includes capitalized facility construction costs, was $322.8 million and $117.0 million, respectively. For the nine months ended September 30, 2001 and the period from March 15, 2000 (inception) through December 31, 2000, capitalized facility construction costs were $205.8 million and $117.0 million, respectively. For the three months ended September 30, 2001, the three months ended September 30, 2000, the period from March 15, 2000 (inception) through September 30, 2000, and the period from March 15, 2000 (inception) through September 30, 2001, capitalized facility construction costs were $23.8 million, $45.6 million, $106.4 million and $322.8 million, respectively. As discussed in greater detail below, Construction in Progress also includes the capitalization of construction related interest cost incurred on the portion of the bond proceeds expended during the construction period. These capitalized costs are included as assets on the Balance Sheets.

As discussed above, on May 3, 2001, the Company requested the Collateral Agent to draw the full

                                 (Page 15 of 20)
available amount of the Prepayment Letter of Credit and deposit the proceeds of such drawing in the Construction Account held by the Collateral Agent. The Collateral Agent made such drawing on May 4, 2001 in the amount of $95.8 million, the balance of the letter of credit on that date. Subsequent to the termination of the Interim Agreement with WGI, payments to WGI or to Raytheon for achievement of construction milestones as specified in the EPC Contract were made in accordance with the terms of the EPC Contract from funds available in the Construction Account. As of September 30, 2001, the balance of the Construction Account was $53.5 million.

For the three months ended September 30, 2001 and September 30, 2000, for the nine months ended September 30, 2001, for the period from March 15, 2000 (inception) through September 30, 2000, and the period March 15, 2000 (inception) through September 30, 2001, general and administrative costs of $35,000, $11,000, $57,000, $183,000 and $258,000, respectively, were incurred.
These costs did not directly relate to construction and are included as expenses in the Statement of Operations.

A portion of the proceeds from the sale of the senior secured bonds has not yet been expended on construction and was invested by the trustee. For the three months ended September 30, 2001 and September 30, 2000, the nine months ended September 30, 2001, the period from March 15, 2000 (inception) through September 30, 2000, and the period from March 15, 2000 (inception) through September 30, 2001, the interest income earned on these invested funds was approximately $543,000, $615,000, $1.4 million, $1.4 million and $ 3.3 million, respectively, and is included in the Statement of Operations.

For the three months ended September 30, 2001 and September 30, 2000, the nine months ended September 30, 2001, the period from March 15, 2000 (inception) through September 30, 2000, and the period from March 15, 2000 (inception) through September 30, 2001, as noted above, construction related interest costs incurred on the portion of the bond proceeds expended during the construction period is capitalized to Construction in Progress, was approximately $7.1 million, $7.5 million, $22.5 million, $16.3 million and $46.7 million, respectively, and is included on the Balance Sheets. For the three months September 30, 2001 and September 30, 2000, the nine months ended September 30, 2001, the period from March 15, 2000 (inception) through September 30, 2000, and the period from March 15, 2000 (inception) through September 30, 2001, interest cost incurred on the bond proceeds not spent on construction of the Company's Facility was approximately $1.3 million, $792,000, $2.9 million, $2.0 million and $5.5 million, respectively, and is included as interest expense in the Statements of Operations.

For the three months ended September 30, 2001 and September 30, 2000, the nine months ended September 30, 2001, the period from March 15, 2000 (inception) through September 30, 2000, and the period from March 15, 2000 (inception) through September 30, 2001, non-capitalizable costs plus interest cost and less interest income resulted in a net loss of approximately $818,000, $188,000, $1.6 million, $813,000 and $2.5 million, respectively. The results of operations may not be comparable with the results of operations during future periods, especially when the Company's Facility commences commercial operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company believes that the net proceeds from the sale of the senior secured bonds, together with the equity contribution, will be sufficient to (1) fund the engineering, procurement, construction, testing and commissioning of the Company's Facility until it is placed in commercial operation, (2) pay certain fees and expenses in connection with the financing and development of the Company's project and (3) pay project costs, including interest on the senior secured bonds. After the Company's Facility is placed in commercial operation, it will depend on revenues under the PPA, and after the power purchase

                                 (Page 16 of 20)
agreement expires, it will depend on revenues generated from market sales of electricity.

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

As of September 30, 2001, apart from commitments for unpaid scope changes totaling $541,000 arising from the construction of our Facility, the Company has committed to six major additional capital expenditures totaling $11.5 million. These expenditures are for a water pipeline for approximately $678,000, road modifications for approximately $537,000, a water pumping station for an estimated $2.0 million, an administration office building for $1.7 million, a fuel gas heater for $1.3 million and the construction of the Electrical Interconnection Facilities under the Interconnection Installation Agreement for $5.3 million. As of September 30, 2001, the road modifications and their related expenditures have been completed and paid. The construction of the electrical interconnection facilities are essentially complete except for equipment testing. The Company has paid $3.8 million to GPU for these facilities thus far. The remaining balance of the pipeline is approximately $36,000 and it is expected that this balance will be paid in January 2002. The Company has also installed a fuel gas heater and has paid $670,000 towards this project. The majority of the remaining capital expenditures are expected to be paid by the end of February 2002.

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

Since the date of its bankruptcy filing, WGI has continued with construction of the Facility. To provide for continued performance, the Company, WGI and Raytheon entered into an Interim Agreement for Advance Payments (Interim Agreement), dated June 20, 2001. The term of the Interim Agreement, as amended, currently expires on November 16, 2001. However, once executed, the Interim Agreement will be superceded by the Project Completion Agreement (PCA) by and between WGI and Raytheon. The Project Completion Agreement is expected to be executed during the week of November 16, 2001. In the event that the Project Completion Agreement is not executed by November 16, 2001, it is expected that, consistent with past practice, the Interim Funding Agreement will be extended as necessary until the Project Completion Agreement is executed. There can be no assurance however, that the Interim Funding Agreement will be extended as expected. Under the Interim Agreement, the Company and Raytheon have agreed to fund payments to WGI's subcontractors working on construction of the Facility in accordance with the terms of their subcontracts as required by the EPC Contract, and to pay WGI's employees who are performing services with respect to the project.

Under the PCA, WGI will (i) assign to the Company, as the project owner, certain of the major equipment, subcontracts and vendor contracts relating to the project, (ii) assign to Raytheon the remaining subcontracts and vendor contracts relating to the project, (iii) agree to complete construction of the Facility on a cost reimbursable basis but otherwise in accordance with the terms of the EPC Contract, with all funding to come from Raytheon, and (iv) perform obligations under the subcontracts and vendor contracts as the subagent of Raytheon. Raytheon, as guarantor under the EPC Contract, will, as necessary, fund all of WGI's costs and expenses related to WGI's completion of the project. Both parties will have limited termination rights under the PCA.

                                 (Page 17 of 20)

Issuance of an order by the Bankruptcy Court approving (1) the rejection of the EPC Contract by WGI and (2) the execution by WGI of the PCA is expected to occur during the week ending November 16, 2001.

On or about the time the PCA is executed, the Company and Raytheon expect to enter an agreement pursuant to which (i) Raytheon and the Company will acknowledge that, notwithstanding the rejection of the EPC Contract by WGI, Raytheon will cause the project to be completed in accordance with the terms of the EPC Contract pursuant to Raytheon's performance guaranty obligations, and the EPC Contract will have continuing applicability insofar as it defines (x) the obligations owed to the Company by Raytheon under its guaranty and (y) the obligations of the Company to Raytheon arising from the performance of those obligations, (ii) Raytheon (or their designees) will be designated as the Company's agent for purposes of administering the subcontracts and vendor contracts assigned by WGI to the Company, (iii) all future payments from the Company will be paid in accordance with the terms of the EPC Contract directly to Raytheon, and (iv) Raytheon will indemnify the Company with respect to any claims arising out of the subcontracts and vendor contracts assumed by the Company.

Although there can be no assurances, based upon the Company's current assessment of progress at the construction site, and the performance guaranty from Raytheon, and assuming that Raytheon continues to fulfill its obligations under its performance guarantee and related agreements, the Company currently believes that it has sufficient funds available to complete construction of the Facility, and expects the Facility to become commercially operational in early April 2002, which is approximately two months after the guaranteed completion date under the EPC Contract of February 14, 2002.

Notwithstanding the Company's current belief, if the PCA is not executed, or if the parties thereto fail to perform their obligations, or if Raytheon does not fulfill its obligations under its performance guarantee or other related agreements, the Company may experience significant construction delays and/or may not have sufficient funds to complete the Facility. Furthermore, in the event that the project is not commercially operational by June 30, 2002, and the Company does not have sufficient funds to purchase extensions of the required commercial operation date under the PPA, or the Facility does not achieve commercial operation by the commercial operation date as extended, Williams has the right to terminate the PPA. If Williams terminates the PPA and the Company cannot find a long-term replacement power purchaser on favorable or reasonable terms, the Company will be required to sell its capacity and energy under shorter-term contracts or into the PJM spot market. In such event, the Company may not have financial resources sufficient to meet its financial and contractual obligations, including the timely payment of principal and interest on the senior secured bonds. See "Note 6. Commitments And Contingencies--Construction" and "Note 8. Subsequent Event" of the Notes to Condensed Consolidated Financial Statements and "--Cautionary Note Regarding Forward-Looking Statements."

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


                                 (Page 18 of 20)

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risks are not materially different from those market risks described in its annual report on Form 10-K for the fiscal year ended December 31, 2000.

                           PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

       References in Notes 6 and 8 to the Notes to the Consolidated Financial Statements to events occurring after September 30, 2001 relating to WGI and Raytheon are incorporated by reference into this Item 5.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


        a)  EXHIBITS


        b)  REPORTS ON FORM 8-K.

       The Company did not file any reports on Form 8-K during the quarter ended September 30, 2001.

                                 (Page 19 of 20)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  AES RED OAK, L.L.C.


Date: November 14, 2001           By: /s/ PAM STRUNK
                                     -----------------------------------------
                                     PAM STRUNK
                                     Regional Chief Financial Officer of AES
                                     Enterprise, Inc. (and principal
                                     accounting officer of AES Red Oak, L.L.C.)


Date:  November 14, 2001          By: /s/ A.W. BERGERON
                                     -----------------------------------------
                                     A.W. BERGERON
                                     Vice President


                                 (Page 20 of 20)