Form 10-K405
period 2001-12-31
AES RED OAK LLC
filed 2002-04-01
CIK 1117445

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number:  333-40478

AES RED OAK, L.L.C.

(Exact name of registrant as specified in its charter)

Delaware	54-1889658
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1001 North 19th Street, Arlington, Virginia	22209
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (703) 522-1315

Securities Registered Pursuant To Section 12(b) of The Act:  None

Securities Registered Pursuant To Section 12(g) of The Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the  preceding 12 months (or for such  shorter  period that the Registrant  was required  to file such  reports) and 2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent  filers  pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K  ☒

As of March 29, 2002, there was one membership interest outstanding, which was held by AES Red Oak, Inc., the Company’s parent and a wholly-owned subsidiary of The AES Corporation.

All of the Registrant’s equity securities are indirectly owned by The AES Corporation.  Registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format authorized by General Instruction I of the Form 10-K.

DOCUMENTS INCORPORATED BY REFERENCE

None

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this Form 10-K, as well as statements made by us in periodic press releases and other public communications, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as “believes,” “estimates,” “plans,” “projects,” “expects,” “may,” “will,” “should,” “approximately,” or “anticipates” or the negative thereof or other variations thereof or comparable terminology, or by discussion of strategies, each of which involves risks and uncertainties.  We have based these forward-looking statements on our current expectations and projections about future events based upon our knowledge of facts as of the date of this Form 10-K and our assumptions about future events.

All statements other than of historical facts included herein, including those regarding market trends, our financial position, business strategy, projected plans and objectives of management for future operations and the anticipated commercial operation date of the facility, are forward-looking statements.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors outside of our control that may cause our actual results or performance to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.  These risks, uncertainties and other factors include, among others, the following:

•                 unexpected construction delays,

•                 unexpected problems relating to the start-up, commissioning and performance of the facility,

•                 the financial condition of third parties on which we depend, including in particular, Washington Group International, Inc. (“WGI”), Raytheon Company (“Raytheon”), Williams Energy Marketing & Trading Company (Williams Energy), and Williams Companies Inc.,

•                 continued performance by WGI under the construction agreement and the Project Completion Agreement,

•                 the outcome and progression of WGI’s bankruptcy proceedings and their impact on us,

•                 our ability to find a replacement contractor on favorable or reasonable terms, if necessary,

•                 performance by Raytheon under its performance guarantee, the Project Completion Agreement, the Owner/Guarantor Supplemental Agreement, and any related agreements,

•                 our ability to finance the Second Paid Extension Option, as defined herein, under the power purchase agreement, if necessary,

•                 the termination of the power purchase agreement by Williams Energy in the event of a significant delay in achieving commercial operations,

•                 our ability to find a replacement power purchaser on favorable or reasonable terms, if necessary,

•                 an adequate merchant market after the expiration, or in the event of a termination, of the power purchase agreement,

•                 capital shortfalls and access to additional capital on reasonable terms,

•                 inadequate insurance coverage,

•                 unexpected expenses or lower than expected revenues once commercial operations have begun,

•                 environmental and regulatory compliance,

•                 terrorists acts and adverse reactions to United States anti-terrorism activities, and

•                 the additional factors that are unknown to us or beyond our control.

We have no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.  BUSINESS

General

We are a Delaware limited liability company formed on September 13, 1998 to develop, construct, own, lease, operate and maintain a gas-fired electric generating power plant in the Borough of Sayreville, Middlesex County, New Jersey and manage the production of electric generating capacity, ancillary services and energy at our facility.  We are a development stage company and currently have no operating revenues.  Under an Engineering Procurement and Construction Services Agreement dated as of October 15, 1999, as amended (the “construction agreement”) between Washington Group International, Inc. (“WGI”) (formerly Raytheon Engineers & Constructors, Inc) and us, the guaranteed provisional acceptance date, subject to adjustment, was February 14, 2002, and the guaranteed final acceptance date is 13.5 months after the provisional acceptance date.  While there can be no assurances, we expect to achieve provisional acceptance and become commercially operational by approximately June 30, 2002.  After our commercial operation date, our sole business will be the ownership, leasing and operation of the project.

On May 14, 2001, WGI filed a plan of reorganization along with voluntary petitions to restructure under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Nevada in Reno (the “Bankruptcy Court”).  Prior to this bankruptcy filing, our facility was being designed, engineered, procured and constructed for us by WGI on a fixed-price, turnkey basis.  As a result of WGI’s bankruptcy filing, we made a demand on June 20, 2001 on the Raytheon Company (“Raytheon”) to perform its obligations under a guarantee which Raytheon had given us of WGI’s performance obligations under the construction agreement.  See “–Project Status and Recent Developments” for further information regarding WGI and the status of our facility.  Raytheon is now ultimately responsible for the construction of our facility.

Siemens Westinghouse Power Corporation will provide combustion turbine maintenance services and spare parts with respect to the turbines for our facility under a maintenance services agreement for an initial term of 16 years from the date of execution of the agreement or after the twelfth scheduled outage for a turbine, whichever occurs first, unless we exercise our right to cancel the agreement after the first major outage of the turbines at approximately the sixth year of operation of the facility.  AES Sayreville, a wholly owned subsidiary of AES Red Oak, Inc., our direct corporate parent, will provide development, construction management and operations and maintenance services for our operating facility under the operations agreement.  We will act as construction agent for our affiliate, AES Red Oak Urban Renewal Corporation (“AES URC”), for the development and construction of part of the facility under the construction agency agreement.  We own the land on which our facility is located, and lease part of the facility from AES URC with an option to purchase.

We have entered into a power purchase agreement for a term of 20 years under which Williams Energy Marketing & Trading Company (“Williams Energy”) has committed to purchase all of the net capacity, fuel conversion and ancillary services of our facility.  Net capacity is the maximum amount of electricity generated by our facility net of electricity used at our facility.  Fuel conversion services consist of the combustion of natural gas in order to generate electric energy.  Ancillary services consist of services necessary to support the transmission of capacity and energy.  Williams Energy is obligated to supply us with all natural gas necessary to provide net capacity, fuel conversion services and ancillary services under the power purchase agreement.  We anticipate that during the term of the power purchase agreement substantially all of our operating revenues will be derived from payments made under the power purchase agreement.  Under certain limited circumstances described herein, William Energy has the right to terminate the power purchase agreement.

Organizational Structure

All of the equity interests in our company are owned by AES Red Oak, Inc., a wholly owned subsidiary of The AES Corporation.  The AES Corporation is obligated to provide funds to AES Red Oak, Inc. so that AES Red Oak, Inc. can make equity contributions to us to fund our project costs.  AES Red Oak, Inc. currently has no operations outside of its activities in connection with our project and does not anticipate undertaking any unrelated operations.  AES Red Oak, Inc. also owns all of the equity interests in AES Sayreville, L.L.C., which will provide development, construction management, and operations and maintenance services to us.  AES Sayreville has no operations outside of its activities in connection with our project.  AES Red Oak, Inc. has no assets other than its membership interests in us and AES Sayreville.  The AES Corporation will supply AES Sayreville with personnel and services necessary to carry out its obligations to us.

We also own all of the equity interests in AES Red Oak Urban Renewal Corporation, or AES URC, which was organized as an urban renewal corporation under New Jersey law so that portions of our project can be designated as redevelopment areas or projects in order to provide certain real estate tax and development benefits for our project.  AES URC has no operations outside of its activities in connection with our project.

The AES Corporation is a leading global power company committed to supplying electricity in a socially responsible way.  At December 31, 2001, the AES Corporation had assets of approximately $37 billion and employed approximately 38,000 people around the world.  The AES Corporation is a public company and is subject to the informational requirements of the Securities Exchange Act of 1934 and, in accordance therewith, files reports, proxy statements and other information, including financial reports, with the SEC, which are not incorporated into and do not form a part of this Form 10-K.

The following organizational chart illustrates the relationship among us, AES Red Oak, Inc., AES Sayreville, The AES Corporation, and AES URC:

Our principal executive offices are located at 1001 North 19th Street, Arlington, Virginia, 22209, c/o The AES Corporation.  Our telephone number is (703) 522-1315.

Project Status and Recent Developments

On May 14, 2001, WGI announced that it had filed a plan of reorganization along with voluntary petitions to restructure under Chapter 11 of the U.S. Bankruptcy Code in the Bankruptcy Court.  WGI and Raytheon are currently continuing construction of the facility and we, along with the independent engineer, are carefully monitoring the progress of construction at the facility for any work slowdowns or stoppages.  Under the construction agreement, a bankruptcy filing by WGI constituted an event of default.  At the time of execution of the construction agreement, WGI was prepaid for work under the agreement in the amount of $237.7 million.  WGI provided to us a letter of credit in such amount to secure its obligations under the construction agreement.  Based on correspondence received from WGI preceding the bankruptcy filing and in accordance with the terms of the construction agreement, on May 3, 2001, we requested that the full available amount of such letter of credit be drawn upon and deposited in the construction account held by the collateral agent.  The collateral agent made such drawing on May 4, 2001 in the amount of $95.8 million, which was the then outstanding amount of the prepayment letter of credit as it had been reduced by WGI’s achievement of construction milestones under the construction agreement.  Subsequent to the termination of the prepayment arrangements with WGI, payments to WGI or Raytheon for achievement of construction milestones as specified in the construction agreement were made in accordance with the terms of the construction agreement.

On November 9, 2001, WGI received an order from the Bankruptcy Court approving WGI’s (1) rejection of the construction agreement and (2) execution of the Project Completion Agreement, by and between WGI and Raytheon (the “PCA”), as discussed below.  On November 16, 2001, WGI and Raytheon executed the PCA.  The PCA superceded the Interim Agreement for Advance Payments (the “Interim Agreement”), between us, WGI and Raytheon, which had been in place since June 20, 2001. Under the Interim Agreement, we and Raytheon had agreed to fund payments to WGI’s subcontractors working on construction of the facility in accordance with the terms of their subcontracts as required by the construction agreement, and to pay WGI’s employees who are performing services with respect to the project.  The Interim Agreement did not change the construction agreement price, the construction progress milestone dates, the guaranteed completion dates, or the project schedule.  In addition, the Interim Agreement did not relieve WGI from any obligations it had under the construction agreement, nor did it relieve Raytheon from any obligations it had under its performance guaranty.  We also reserved the right to set off amounts we funded under the Interim Agreement against any future milestone payments payable by us to Raytheon.

Under the PCA, WGI (i) assigned to us, as the project owner, certain of the major equipment, subcontracts and vendor contracts relating to the project, (ii) assigned to Raytheon the remaining subcontracts and vendor contracts relating to the project, (iii) agreed to complete construction of the facility on a cost reimbursable basis but otherwise in accordance with the terms of the construction agreement, with all funding to come from Raytheon, and (iv) perform obligations under the subcontracts and vendor contracts that had been assigned to us or Raytheon.  Raytheon, as guarantor under the construction agreement, will, as necessary, fund all of WGI’s costs and expenses related to WGI’s completion of the project.  Both parties will have limited termination rights under the PCA.

On November 21, 2001, we and Raytheon entered into the Owner/Guarantor Supplemental Agreement (“OGSA”) pursuant to which (i) Raytheon and we acknowledged that, notwithstanding the rejection of the construction agreement by WGI, Raytheon will cause the project to be completed in accordance with the terms of the construction agreement pursuant to Raytheon’s performance guaranty obligations, and the construction agreement will have continuing applicability insofar as it defines (x) the obligations owed to us by Raytheon under its guaranty and (y) our obligations to Raytheon arising from the performance of those obligations, (ii) Raytheon (or their designees) was designated as our agent for purposes of administering the subcontracts and vendor contracts assigned by WGI to us, (iii) all future payments from us will be paid in accordance with the terms of the construction agreement directly to Raytheon, and (iv) Raytheon will indemnify us with respect to any claims arising out of the subcontracts and vendor contracts assumed by us.

Although there can be no assurances, based upon (i) our current assessment of progress at the construction site, (ii) the performance guaranty from Raytheon, (iii) the mutual obligations of WGI and Raytheon under the PCA, and (iv) assuming (x) that WGI and Raytheon fulfill their respective obligations under the PCA, and (y) that Raytheon continues to fulfill its obligations under its performance guarantee and the OGSA, we currently believe that we have sufficient funds available to complete construction of the facility, and expect the facility to become commercially operational by approximately June 30, 2002, which is approximately 4.5 months after the February 14, 2002 guaranteed completion date under the construction agreement.  See “Cautionary Note Regarding Forward-Looking Statements.”  Notwithstanding our current belief, if the parties to the PCA fail to perform their obligations, or if Raytheon does not fulfill its obligations under its performance guarantee or the OGSA, we may experience significant construction delays and/or may not have sufficient funds to complete the facility.  See “Note 5. Commitments and Contingencies - Construction Agreement” of the Notes to Consolidated Financial Statements and “Cautionary Note Regarding Forward-Looking Statements.”

Under the power purchase agreement between us and Williams Energy, we had the right to extend the required commercial operation date from December 31, 2001 to June 30, 2002 (1) by providing an opinion from a third-party engineer that the commercial operation date will occur no later than June 30, 2002 (the “Free Extension Option”), or (2) by giving Williams Energy written notice of such extension no later than November 30, 2001, and paying to Williams Energy $2.5 million by no later than January 31, 2002.  On November 14, 2001, we exercised our Free Extension Option.  On December 12, 2001, Williams Energy formally accepted the required opinion of the third-party engineer.  As a result, the required commercial operation date under the power purchase agreement was extended to June 30, 2002.  In the event that we cannot meet the June 30, 2002 commercial operation date, we have the right under the power purchase agreement, upon written notification to Williams Energy not later than April 30, 2002, to again extend the commercial operation date until June 30, 2003 by paying Williams Energy an amount equal to the lesser of any actual damages Williams suffers or incurs after June 30, 2002 as a result of Williams reliance upon the delivery by such date or $3.0 million (the “Second Paid Extension Option”).  We must also pay specified amounts ranging from $11,000 per day to $50,000 per day of the extension.  During the period of the Second Paid Extension Option, if any, we expect to continue to collect liquidated damages until April 10, 2003 from Raytheon under the construction agreement in the amount of $108,000 per day.

In the event that the project is not commercially operational by June 30, 2002, and we do not have sufficient funds to exercise our Second Paid Extension Option, or the facility does not achieve commercial operation by the commercial operation date as extended, Williams Energy has the right to terminate the power purchase agreement.  If Williams Energy terminates the power purchase agreement and we cannot find a long-term replacement power purchaser on favorable or reasonable terms, we will be required to sell our capacity and energy under shorter-term contracts or into the Pennsylvania-New Jersey-Maryland (“PJM”) spot market.  In such event, we may not have financial resources sufficient to meet our financial and contractual obligations, including the timely payment of principal and interest on the senior secured bonds.

Competition

Under the power purchase agreement, Williams Energy will be required to purchase all of our facility’s capacity and energy for an initial term of 20 years.  Therefore, during the term of the power purchase agreement, competition from other capacity and energy providers will become an issue only if the power purchase agreement is terminated or not performed in accordance with its terms.  Following the term of the power purchase agreement, we anticipate selling facility capacity, ancillary services and energy under a new power purchase agreement or into the PJM power pool market.  At that time, we will face competition from other generating facilities selling into the PJM power pool market including, possibly, other facilities owned by The AES Corporation or its affiliates.

Employees

Other than the officers listed under “Directors and Executive Officers of the Registrant” section of this Form 10-K, we have no employees and do not anticipate having any employees in the future.  Under the operations agreement, AES Sayreville will manage the development and construction of and the operation and maintenance of our facility.  The direct labor personnel and the plant operations management will be employees of The AES Corporation provided to AES Sayreville under a services agreement.

Insurance

As owner of our site and lessee and owner of the facility, we maintain a comprehensive insurance program as required under our various project contracts and the indenture governing our senior secured bonds and underwritten by recognized insurance companies.  Among other insurance policies, we will maintain commercial general liability insurance, permanent property insurance for full replacement value of the facility and business interruption insurance covering at least 18 months of gross revenues less variable operating expenses.  We have obtained title insurance in an amount equal to the principal amount of the bonds.

AES Sayreville, as operator of our facility, maintains, among other insurance policies, workers’ compensation insurance (or evidence of self-insurance), if required, and comprehensive automobile bodily injury and property damage liability insurance.

Permits And Regulatory Approvals

AES Sayreville, as operator of our facility, and us, as owner and lessee of our facility, must comply with numerous federal, state and local regulatory requirements including environmental requirements in the operation of our facility.

On November 4, 1999, we received a certification from the Federal Energy Regulatory Commission (“FERC”) that we are an exempt wholesale generator.  Certification as an exempt wholesale generator exempts us from regulation under the Public Utility Holding Company Act of 1935.  We will maintain this status so long as we continue to make only wholesale sales of electricity, which we intend to do.  We filed the power purchase agreement with FERC and requested approval for the rates contained therein.  On June 22, 2001, we received FERC approval at those rates.  We may also need to obtain FERC approval for sales of electricity at market-based rates after the power purchase agreement is no longer in effect.

On January 28, 2000, we received our Prevention of Significant Deterioration Permit, or “air permit,” from the New Jersey Department of Environmental Protection.  The appeal period in respect of the air permit expired on February 28, 2000 and no appeal was filed.  The air permit requires that our facility be constructed in a manner that will allow it to meet specified limitations on emissions of air pollutants.  Under the construction agreement, WGI and now the Raytheon, acting as project guarantor, are required to construct our facility to meet these requirements.

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

Summary of Principal Project Contracts

While we believe that the following summaries contain the material terms of the principal project contracts, such summaries may not include all of the provisions of each agreement that each individual investor may feel is important.  These summaries do not restate each agreement discussed herein and exclude certain definitions and complex legal terminology that may be contained in each relevant agreement.  You should carefully read each agreement discussed herein, each of which is filed as an exhibit to this Form 10-K.

Power Purchase Agreement

We entered into a Fuel Conversion Services, Capacity and Ancillary Services Purchase Agreement, dated as of September 17, 1999 with Williams Energy, for the sale to Williams Energy of all of the electric energy and unforced capacity produced by our facility as well as ancillary services and fuel conversion services.

Term

The term of the power purchase agreement extends for 20 years after the first contract anniversary date, which is the last day of the month in which the commercial operation date occurs.  The commercial operation date occurs when:

•              the initial start-up testing of our facility has been successfully completed;

•              we have received all approvals necessary to make the contemplated sales; and

•              we have obtained all required permits and authorizations for the operation of our facility.

The term may be extended by Williams Energy for up to a total of 24 months for each hour during the initial term for which we are unable to deliver energy or ancillary services because of an event of force majeure.

If the commercial operation date had not occurred by December 31, 2001 for any reason, including the continued existence of or delay caused by a force majeure event affecting us, other than any delay caused by any act or failure to act by Williams Energy or any of its affiliates where the action was required under the power purchase agreement, Williams Energy would have had the right to terminate the power purchase agreement.  However, we had the right to extend the commercial operation date to June 30, 2002 (i) if we provided an opinion from a third-party engineer that the commercial operation date would occur no later than June 30, 2002 (the “Free Extension Option”), or (ii) by giving Williams Energy written notice of the extension no later than November 30, 2001, and paying to Williams Energy a specified amount. (the “First Paid Extension Option”).

On November 14, 2001, we exercised our Free Extension Option and on December 12, 2001, Williams Energy formally accepted the required opinion of the third-party engineer.  As a result, the commercial operation date under the power purchase agreement was extended to June 30, 2002.  If we exercise the Second Paid Extension Option, we must  pay Williams Energy an amount equal to the lesser of any actual damages Williams Energy suffers or incurs after June 30, 2002 as a result of Williams Energy’s reliance upon delivery by such date and $3.0 million.  We must also pay specified amounts ranging from $11,000 per day to $50,000 per day of the extension.  During the period of the Second Paid Extension Option, if any, we expect to continue collecting liquidated damages until April 10, 2003 from the contractor under the construction agreement in the amount of $108,000 per day.  In the event that the project is not commercially operational by June 30, 2002, and we do not have sufficient funds to exercise its Second Paid Extension Option, or the facility does not achieve commercial operation by the commercial operation date as extended, Williams Energy has the right to terminate the power purchase agreement.  If Williams Energy terminates the power purchase agreement and we cannot find a long-term replacement power purchaser on favorable or reasonable terms, we will be required to sell our capacity and energy under shorter-term contracts or into the PJM spot market.  In such event, we may not have financial resources sufficient to meet our financial and contractual obligations, including the timely payment of principal and interest on the senior secured bonds.

If the commercial operation date has not occurred by June 30, 2002 for any reason, including, without limitation, the continued existence of or delay caused by a force majeure event affecting us, other than any delay caused by any act or failure to act by Williams Energy or any of its affiliates where the action is required under the power purchase agreement, we have the right to extend our obligation to achieve the commercial operation date up to and including June 30, 2003 by giving Williams Energy written notice of the estimated extension required no later than April 30, 2002 and paying to Williams Energy specified amounts (the “Second Paid Extension Option”).

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

Purchase and Sale of Capacity and Fuel Conversion Services

During the term, commencing with the commercial operation date, we will perform for Williams Energy on an exclusive basis, and Williams Energy will purchase and pay for, fuel conversion services.  Fuel conversion services include the operation of our facility by us to combust natural gas delivered by Williams Energy in order to generate and deliver energy or to provide ancillary services.  We will sell and make available to Williams Energy on an exclusive basis, and Williams Energy will purchase and pay for, our facility’s net capacity and ability to generate electric energy.  We may not sell, without the consent of Williams Energy in its sole discretion, capacity generated on the site but not from our facility.

Williams Energy will deliver or cause to be delivered to us at the natural gas delivery point on an exclusive basis all quantities of natural gas required by us to:

•              generate net electric energy and/or ancillary services;

•              perform start-ups;

•              perform shutdowns; and

•              operate our facility during any period other than a start-up, shutdown or dispatch period for any reason.

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

Williams Energy will be responsible for the construction of all gas interconnection facilities.  If the gas interconnection facilities have not been constructed and/or Williams Energy is unable for any reason to deliver natural gas to our facility by the date that our facility would otherwise be prepared to begin initial start-up testing, and but for the failure to provide the natural gas our facility is otherwise ready, or would otherwise have been ready, to begin testing, then Williams Energy will commence making payments to us for each day of the delay beginning on the start-up testing date and continuing until the date that natural gas is delivered to our facility for initial start-up testing, in an amount for each day of delay which is equal to one-thirtieth of the applicable total fixed payment.  As of August 10, 2001, the interconnection facilities had been constructed by Public Service Electric & Gas for Williams Energy and were available for gas delivery to the facility.  Upon the expiration of the power purchase agreement or any termination of the power purchase agreement as the result of Williams Energy’s default thereunder, we will have the right to purchase the gas interconnection facilities from Williams Energy, or if Williams Energy does not own the gas interconnection facilities, Williams Energy will assign to us all of its rights to transportation services using the gas interconnection facilities.

Pricing and Payments

For each month of the term after the commercial operation date, Williams Energy will pay us for our facility’s net capacity, successful start-ups and associated shutdowns, ancillary services and fuel conversion services at the applicable rates set forth in the power purchase agreement.  Each monthly payment by Williams Energy will consist of a total fixed payment, a variable operations and maintenance payment and an energy exercise fee.  The total fixed payment, which is payable regardless of facility dispatch by Williams Energy but is subject to adjustment based on facility availability, is calculated by multiplying an unforced capacity rate for each contract year by the temperature adjusted unforced capacity in the billing month and adding to that the product of the fuel conversion option demand charge and the average facility capacity for that month.  The total fixed payment is anticipated to be sufficient to cover our debt service and fixed operating and maintenance costs and to provide us a return on equity.  The variable operations and maintenance payment is intended to cover our variable operating and maintenance costs and escalates annually based on an escalation index set forth in the power purchase agreement.  The energy exercise fee is intended to compensate us for each successful start-up.  We may receive heat rate bonuses or be required to pay heat rate penalties.

Prior to the commercial operation date, and during some facility tests thereafter, we will purchase natural gas from Williams Energy.  We purchased natural gas for testing activities in February 2002.  Williams Energy will sell to us the natural gas at prices specified in the power purchase agreement, and we will sell to Williams Energy at the electric delivery point any net electric energy produced during the periods at the hourly integrated market clearing marginal price for electric energy at the location where it is delivered or received, calculated pursuant to the terms of the operating agreement of PJM Interconnection, LLC, which is the independent system operator that operates the transmission system to which our facility will interconnect.  We will be solely responsible for any fines or penalties resulting from the delivery of the net electric energy at the electric delivery point when the delivery is made without the authorization of PJM, Jersey Central Power, which is the host utility, or FERC.

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

Project Development

We will provide to Williams Energy not later than 10 days after the completion of initial start-up testing, pertinent written data substantiating our facility’s capability to provide net facility capacity and, no later than 30 days prior to the commercial operation date, pertinent written data depicting our facility’s temperature-adjusted net capacity and temperature-adjusted unit capacity.

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

Interconnection and Metering Equipment

At our sole cost and expense, we designed, constructed, installed and maintained the interconnection facilities and protective gas apparatus needed to generate and deliver net electric energy and/or ancillary services to the electric delivery point in order to fulfill our obligations under the power purchase agreement, including all interconnection facilities and protective gas apparatus that may be located at any switchyard and/or substation to be built at our facility.  Our facility, interconnection facilities and protective gas apparatus have been designed, constructed and completed in a good and workmanlike manner and in accordance with accepted electrical practices (with respect to our facility and interconnection facilities) or in accordance with standard gas industry practices (with respect to protective gas apparatus), so that the expected useful life of our facility, the interconnection facilities and protective gas apparatus will be not less than the term of the power purchase agreement.

Williams Energy has installed the natural gas interconnection facilities and natural gas metering equipment to our satisfaction.  All electric metering equipment and gas metering equipment, whether owned by us or by a third party, will be operated, maintained and tested in accordance with accepted electrical practices, in the case of the electric metering equipment, and in accordance with applicable industry standards, in the case of the gas metering equipment.  Except under limited circumstances, we will not enter into any modification or amendment of the interconnection agreement with Jersey Central Power without the prior written consent of Williams Energy.

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

We will operate our facility in parallel with Jersey Central Power’s electrical system in accordance with the interconnection agreement.  When dispatched by Williams Energy, we will operate our facility and each unit thereof with automatic regulation equipment in service.

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

We will use commercially reasonable efforts to correct promptly any condition at our facility which necessitates the disconnection of our facility from Jersey Central Power’s electrical system or the reduction, curtailment or interruption of electrical output of our facility.

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

Williams Energy and our company will perform each of our respective obligations in a manner that avoids the creation of cashout obligations or imbalance penalties imposed by the natural gas transporter.  Williams Energy will try to minimize any imbalance charges under a transporter’s tariff and thereafter we will be responsible for imbalance charges levied by the natural gas transporter to the extent that the charges result from: (i) an imbalance caused by us greater than the allocable tolerance in the transporter’s tariff or (ii) our failure to promptly notify Williams Energy of a change in the operation of our facility that would cause any imbalance.

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

Force Majeure

A party will be excused from performing its obligations under the power purchase agreement and will not be liable in damages or otherwise to the other party if and to the extent the party declares that it is unable to perform or is prevented from performing an obligation under the power purchase agreement by a force majeure condition, except for any obligations and/or liabilities under the power purchase agreement to pay money, which will not be excused, and except to the extent an obligation accrues prior to the occurrence or existence of a force majeure condition as long as:

•                                          the party declaring its inability to perform by virtue of force majeure, as promptly as practicable after the occurrence of the force majeure condition, but in no event later than 5 days thereafter, gives the other party written notice describing, in detail, the nature, extent and expected duration of the force majeure condition;

•                                          the suspension of performance is of no greater scope and of no longer duration than is reasonably required by the force majeure condition;

•                                          the party declaring force majeure uses all commercially reasonable efforts to remedy its inability to perform; and

•                                          as soon as the party declaring force majeure is able to resume performance of its obligations excused as a result of the force majeure condition, it will give prompt written notification thereof to the other party.

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

Notwithstanding anything to the contrary contained in the power purchase agreement, except as may expressly be provided in the power purchase agreement, the term force majeure will not include or excuse a party’s performance in the following circumstances:

•              Except as otherwise set forth in the power purchase agreement, the failure to complete our facility by or to achieve the commercial operation date as extended under the power purchase agreement, which failure is caused by, arises out of or results from our acts or omissions, and/or from the acts or omissions of any third party, unless, and then only to the extent that, any acts or omissions of the third party (i) would itself be excused under the power purchase agreement by virtue of a force majeure condition, or (ii) is the result of a failure of Williams Energy to provide fuel to our facility under the power purchase agreement;

•                                          Any reduction, curtailment or interruption of generation or operation of our facility, or of the ability of Williams Energy to accept or transmit net electric energy, whether in whole or in part, which reduction, curtailment or interruption is caused by or arises from the acts or omissions of any third party providing services or supplies to the party claiming force majeure, including any vendor or supplier to either party of materials, equipment, supplies or services, or any inability of Jersey Central Power to deliver net electric energy to Williams Energy, unless, and then only to the extent that, any acts or omissions would itself be excused under the power purchase agreement as a force majeure;

•                                          Any outage, whether or not due to our fault or negligence attributable to a defect or inadequacy in the manufacture, design or installation of our facility that prevents, curtails, interrupts or reduces the ability of our facility to generate net electric energy or our ability to perform our obligations under the power purchase agreement;

•                                          To the extent that the party claiming force majeure failed to prevent or remedy the force majeure condition by taking all commercially reasonable acts (short of litigation, if the remedy requires litigation) and, except as otherwise provided in the power purchase agreement, failed to resume performance under the power purchase agreement with reasonable dispatch after the termination of the force majeure condition;

•                                          To the extent that the claiming party’s failure to perform was caused by lack of funds;

•                                          To the extent Williams Energy is unable to perform due to a shortage of natural gas supply not caused by an event of force majeure; or

•                                          Because of an increase or decrease in the market price of electric energy/capacity or natural gas or because it is uneconomic for the party to perform its obligations under the power purchase agreement.

Neither party will be required to settle any strike, walkout, lockout or other labor dispute on terms which, in the sole judgment of the party involved in the dispute, are contrary to its interest.

Williams Energy will have the right to terminate the power purchase agreement if we have declared a force majeure and the effect of said force majeure has not been fully corrected or alleviated within 18 months after the date said force majeure was declared.  Williams Energy, however, will not have the right to terminate the power purchase agreement if (i) the force majeure was caused by Williams Energy or (ii) the force majeure event does not prevent or materially limit Williams Energy’s ability to sell our facility net capacity into or through the PJM power pool market or to a third party.

Events of Default; Termination; Remedies

The following will constitute events of default under the power purchase agreement:

•                                          breach of any term or condition of the power purchase agreement, including, but not limited to, (i) any failure to maintain or to renew any security, (ii) any breach of a representation, warranty or covenant or (iii) failure of either party to make a required payment to the other party;

•                                          our facility is not available to provide fuel conversion services or ancillary services to Williams Energy during any period of 180 consecutive days after the occurrence of the commercial operation date, except as may be excused by force majeure or the absence of available natural gas, or if non-availability is caused by act or failure by Williams Energy where the action is required by the power purchase agreement;

•                                          we sell or supply net electric energy, ancillary services or capacity from our facility, or agrees to do the same, to any person or entity other than Williams Energy, without the prior approval of Williams Energy;

•                                          our failure for 30 consecutive days to perform regular and required maintenance, testing or inspection of the interconnection facilities, our facility and/or other electric equipment and facilities where the failure is material;

•                                          our failure for 30 consecutive days to correct or resolve a material violation of any code, regulation and/or statute applicable to the construction, installation, operation or maintenance of our facility, the interconnection facilities, protective gas apparatus or any other electric equipment and facilities required to be constructed and operated under the power purchase agreement when the violation impairs our continued ability to perform its obligations under the power purchase agreement;

•                                          involuntary bankruptcy or insolvency of either party that continues for more than 60 days;

•                                          voluntary bankruptcy or insolvency by either party;

•                                          any modifications, alterations or other changes to our facility by or on our behalf which prevent us from fulfilling, or materially diminish our ability to fulfill, its obligations, duties, rights and responsibilities under the power purchase agreement and which after reasonable notice and opportunity to cure, are not corrected;

•                                          there will be outstanding for more than 60 days any unsatisfied final, non-appealable judgment against us in an amount exceeding $500,000, unless the existence of the unsatisfied judgment will not materially affect our ability to perform its obligations under the power purchase agreement; and

•                                          The AES Corporation will cease to own, directly or indirectly, beneficially and of record, at least 50 percent of the equity interests in our company, or will cease to possess the power to direct or cause the direction of our company’s management or policies, or any person, other than The AES Corporation or an affiliate, authorized to act as a power marketer by FERC or any affiliate of the person will own, directly or indirectly, beneficially or of record, any of the equity interests in our company.

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

Security

We have agreed to compensate Williams Energy for any actual damages it suffers or incurs as the result of Williams Energy’s reliance upon the delivery of our facility net capacity, ancillary services and fuel conversion services, by December 31, 2001 as such date is extended in accordance with the terms of the power purchase agreement to the extent said damages cannot be mitigated fully.  We further agree that the damages Williams Energy may suffer under these circumstances will be any and all reasonable costs incurred by Williams Energy in excess of costs that would have been incurred had the commercial operation date occurred on or before December 31, 2001, as the date may be extended under the power purchase agreement.  We have extended the commercial operation date to June 30, 2002 through the exercise of our Free Extension Option.

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

The letter of credit referred to above must be issued by a financial institution that at all times during the term of the letter of credit meets and maintains the following criteria:  (i) a U.S. or foreign bank rated “C” or better by Thompson Bankwatch; or (ii) a U.S. or foreign bank, surety company or financial institution whose senior debt has the rating listed below by two of the three rating agencies: Standard & Poor’s: “A-” or better; Moody’s Investors Services (“Moody’s”): “A3” or better; Duff & Phelps: “A-” or better.

If the bank, surety company or financial institution fails to maintain the ratings criteria, then upon 30 days, written notice from Williams Energy, we are required to obtain equivalent security from another bank, surety company or financial institution meeting the above stated criteria.

The payment obligations of Williams Energy under the power purchase agreement are guaranteed by the Williams Companies, Inc.  The payment obligations of the Williams Companies, Inc. under the guarantee are capped at an amount equal to 125% of the sum of the principal amount of our senior secured bonds, plus the maximum debt service reserve account balance.  If at any time Moody’s or Standard & Poor’s rates the long term senior unsecured debt of The Williams Companies, Inc. lower than investment grade and the rating agency does not reestablish within 60 days an investment grade rating for the debt, then Williams Energy will provide alternative credit support reasonably acceptable to us within 90 days of the day on which the debt was rated lower than investment grade.  According to published sources, as of March 29, 2002, the long-term senior unsecured debt of the Williams Companies, Inc. was rated as follows: “Baa2” by Moody’s and “BBB” by Standard and Poor’s, both of which ratings are investment grade.  While both ratings agencies have recently affirmed this investment grade rating, on February 1, 2002, Standard & Poor’s placed the senior unsecured debt credit ratings of the Williams Companies, Inc. on credit watch with negative implications and on February 27, 2002, Moody’s downgraded the Williams Companies, Inc.’s outlook from stable to negative.

Construction Agreement

We have entered into an Agreement for Engineering, Procurement and Construction Services, dated as of October 15, 1999, with WGI (as the successor contractor) under which WGI was required to perform services in connection with the design, engineering, procurement, site preparation and clearing, civil works, construction, start-up, training and testing and to provide all materials and equipment (excluding operational spare parts), machinery, tools, construction fuels, chemicals and utilities, labor, transportation, administration and other services and items (collectively and separately, the services) for our facility.  Under a Guaranty in our favor, effective as of October 15, 1999, all of WGI’s obligations under the construction agreement are irrevocably and unconditionally guaranteed by Raytheon.  See “–Project Status and Recent Developments” above for further information regarding WGI, Raytheon and the status of the project.

As discussed above, although WGI filed for bankruptcy on May 14, 2001, construction of the facility has continued through a series of cooperative agreements executed by us, WGI and Raytheon.  On November 9, 2001, the Bankruptcy Court approved WGI’s rejection of the construction agreement and the execution of the PCA by WGU and Raytheon.  Additionally, on November 21, 2001, we and Raytheon entered into the Owner/Guarantor Supplemental Agreement pursuant to which (i) Raytheon and we acknowledged that, notwithstanding the rejection of the construction agreement by WGI, Raytheon will cause the project to be completed in accordance with the terms of the construction agreement pursuant to Raytheon’s performance guaranty obligations, and the construction agreement will have continuing applicability insofar as it defines (x) the obligations owed to us by Raytheon under its guaranty and (y) our obligations to Raytheon arising from the performance of those obligations, (ii) Raytheon (or their designees) was designated as our agent for purposes of administering the subcontracts and vendor contracts assigned by WGI to us, (iii) all future payments by us will be paid in accordance with the terms of the construction agreement directly to Raytheon, and (iv) Raytheon will indemnify us with respect to any claims arising out of the subcontracts and vendor contracts assumed by us.

Accordingly, notwithstanding WGI’s rejection of the construction agreement, the project is expected to be completed in accordance with the terms set forth therein and described below.

Raytheon Services and Other Obligations

Raytheon will complete our project by performing or causing to be performed all of the services.  The services will include: engineering and design; construction and construction management; providing us design documents, instruction manuals, a project procedures manual and quality assurance plan; procurement of all materials, equipment and supplies and all contractor and subcontractor labor and manufacturing and related services; providing a spare parts list; providing all labor and personnel; obtaining all applicable permits; performing inspection, expediting, quality surveillance and traffic services; transporting, shipping, receiving and marshaling all materials, equipment and supplies and other items; providing storage for all materials, supplies and equipment and procurement or disposal of all soil and gravel (including remediation and disposal of specific hazardous materials); providing for design, construction and installation of electrical interconnection facilities (including electric metering equipment, automatic regulation equipment, protective apparatus and control system equipment) and reviewing other utility interconnections to our facility (including gas and water pipelines); performing performance tests; providing for start-up and initial operation functions; providing specified spare parts, waste disposal services, chemicals, consumables and utilities.

The services will also include: training our personnel prior to provisional acceptance; providing us and our designee with access to the site; obtaining additional necessary real estate rights; cleaning-up and waste disposal (including hazardous materials brought to the site by Raytheon or the subcontractors); submitting a project schedule and progress reports; paying of contractor taxes; making employee identification and security arrangements; protecting adjoining utilities and public and private lands from damage; paying appropriate royalties and license fees; providing final releases and waivers to us; posting collateral or providing other assurances if major subcontractors fail to furnish final waivers; maintaining labor relations and project labor agreements; providing further assurances; coordinating with other contractors; and causing Raytheon to execute and deliver the related guaranty.

Construction and Start-Up

Raytheon will perform certain services in accordance with prudent utility practices, generally accepted standards of professional care, skill, diligence and competence applicable to engineering, construction and project management practices, all applicable laws, all applicable permits, the real estate rights, the quality assurance plan, the electrical interconnection requirements, the environmental requirements and safety precautions set forth in the construction agreement, and all of the requirements necessary to maintain the warranties granted by the subcontractors under the construction agreement.  Raytheon will perform the services in accordance with our project schedule and is obligated to cause:

•                                          each construction progress milestone to be achieved on or prior to the applicable construction progress milestone date;

•                                          provisional acceptance of our facility to occur on or prior to the guaranteed provisional acceptance date (February 14, 2002, as may be adjusted under the construction agreement); and

•                                          final acceptance of our facility to occur on or before the guaranteed final acceptance date (13.5 months after the guaranteed provisional acceptance date, as defined under the construction agreement).

Raytheon will perform the services so that our facility, when operated in accordance with the instruction manual and the power purchase agreement operating requirements as of provisional acceptance and final acceptance, will comply with all applicable laws and applicable permits, the electrical interconnection requirements and the guaranteed emissions limits in accordance with the completed performance test requirements.

Contract Price and Payment

The adjusted contract price may either be paid in installments in accordance with the payment and milestone schedule or be prepaid as described in the collateral agency agreement.  Initially, the adjusted contract price was prepaid in the amount of $295.7 million ($288.6 million of which was paid at closing), which included base scope changes through March 15, 2000. The contract price may be adjusted as a result of scope changes.  The prepayment funds were backed by a prepayment letter of credit in our favor.  However, under the construction agreement, the bankruptcy filing by WGI on May 14, 2001 constituted an event of default under the construction agreement.  Accordingly, we requested that the full available amount of such letter of credit be drawn upon and deposited in the construction account held by the collateral agent.  The collateral agent made such drawing on May 4, 2001 in the amount of $95.8 million, which was the then outstanding amount of the prepayment letter of credit as it had been reduced by WGI’s achievement of construction milestones under the construction agreement.  Subsequent to the termination of the prepayment arrangements with WGI, payments to WGI for achievement of construction milestones as specified in the construction agreement were made in accordance with the terms of the construction agreement.

Under the construction agreement, we have and will continue to withhold from each scheduled payment, other than the last milestone payment, 10% of the requested payment until after final acceptance by us of the facility.  At final acceptance, we will pay all retainage except for 150% of the cost of completing all punch list items and the lesser of (i) 150% of the cost of repairing or replacing any items that have already been repaired or replaced by Raytheon and (ii) $1 million.  We will pay our project completion payment, including all remaining retainage, within 30 days after project completion.  Within 30 days of the first anniversary of the earlier of provisional acceptance or final acceptance, we will, so long as project completion has occurred, pay all remaining retainage.  Under the construction agreement, the contractor is entitled to post a letter of credit in the amount of the then current retainage in lieu of cash.  On March 4, 2002, Raytheon provided us with a letter of credit in the amount of $29.5 million, which amount represented the outstanding amount of retainage under the construction agreement on the date the letter of credit was posted.  We may draw on this letter of credit in the event that Raytheon fails to pay us any amount owed to us under the construction agreement.

Our Services

Our responsibilities include: designating a representative for our project; furnishing Raytheon access to the site; securing specified real estate rights; providing specified start-up personnel; furnishing specified spare parts, water disposal services and consumables; providing permanent utilities for the start-up, testing and operation of our facility; providing raw and potable water arrangements; providing fuel supply arrangements; providing electrical interconnection facilities arrangements; furnishing approvals; administering third-party contracts; causing the AES Corporation to provide a pre-financial closing guaranty.

If we fail to meet any of our obligations under the construction agreement, then, to the extent that Raytheon was reasonably delayed in the performance of the services as a direct result thereof, an equitable adjustment to one or more of the contract price, the guaranteed completion dates, the construction progress milestone dates, the payment and milestone schedule and our project schedule, and, as appropriate, the other provisions of the construction agreement that may be affected thereby, will be made by agreement between us and Raytheon.

Completion and Acceptance of Our Project

Mechanical Completion

Mechanical completion will be achieved when:

•                                          All equipment and facilities necessary for the full, safe and reliable operation of our facility have been properly constructed, installed, insulated and protected where required, and correctly adjusted, and can be safely used for their intended purposes in accordance with the instruction manual and all applicable laws and applicable permits;

•                                          The tests required for mechanical completion that are identified in the construction agreement have been successfully completed;

•                                          Our facility is fully and properly interconnected and synchronized with the electrical system of Jersey Central Power in accordance with the electrical interconnection requirements, and all features and equipment of our facility are capable of operating simultaneously; and

•                                          The complete performance by Raytheon of all the services relating to our facility under the construction agreement, except for any remaining punch list items, performance tests, power purchase agreement output tests and reliability run applicable thereto, in compliance with the standards of performance set forth in the construction agreement, so that our facility meets all of the requirements set forth in the construction agreement applicable thereto but excluding the achievement of the guaranteed emission limits and the performance guarantees.

When Raytheon believes that it has achieved mechanical completion, it will deliver to us the notice of mechanical completion.  Within 5 days of receipt of the notice of mechanical completion, if we are satisfied that the mechanical completion requirements have been met, we will deliver to Raytheon a mechanical completion certificate.  If reasonable cause exists for doing so, we will notify Raytheon in writing that mechanical completion has not been achieved, stating the reasons therefor.  If mechanical completion has not been achieved as so determined by us, Raytheon will promptly take the action or perform the additional services as will achieve mechanical completion of our facility and will issue to us another notice of mechanical completion.  The procedure will be repeated as necessary until mechanical completion of our facility has been achieved.

Performance Tests and Power Purchase Agreement Output Tests

Once mechanical completion has been achieved, Raytheon will perform the performance tests in accordance with criteria set forth in the construction agreement.  Raytheon will give us notice of the performance tests.  We will arrange for the disposition of output during start-up and testing.  Raytheon may declare the performance test to be a completed performance test if during the tests the operation of our facility complies with applicable laws, applicable permits, Guaranteed Emissions Limits and other required standards.

Provisional Acceptance

Provisional acceptance will be achieved upon the earlier of final acceptance or when:

•                                          Raytheon has caused a completed performance test in which our facility demonstrates an average net electrical output of 95% (or higher) of the electrical output guarantee and 105% (or lower) of the gas-based heat rate guarantee.

•                                          Our facility has achieved, and continues to satisfy, the requirements of mechanical completion.

When Raytheon believes that it has achieved provisional acceptance of our facility, it will deliver to us a notice of provisional acceptance.  The guaranteed provisional acceptance date under the construction agreement was February 14, 2002, but may be adjusted under the construction agreement.  We currently expect that Raytheon will achieve provisional acceptance of the facility by approximately June 30, 2002.  If we and the independent engineer are satisfied that the provisional acceptance requirements have been met, we will deliver to Raytheon a provisional acceptance certificate.  If reasonable cause exists for doing so, we will notify Raytheon writing that provisional acceptance of our facility has not been achieved, stating the reasons therefor.  If we determine that provisional acceptance of our facility has not been achieved, Raytheon is required to promptly take the action or perform the additional services as will achieve provisional acceptance and, if Raytheon believes that provisional acceptance of our facility has been achieved, will issue to us another notice of provisional acceptance.  Unless final acceptance of our facility will have previously occurred, the procedure will be repeated as necessary until provisional acceptance of our facility has been achieved.  Upon the earliest to occur of provisional acceptance and final acceptance of our facility, we will take possession and control our facility and will thereafter be solely responsible for the operation and maintenance thereof.  After we take possession and control of our facility, Raytheon will have reasonable access to our facility to complete the services.

Final Acceptance

Final acceptance will be achieved when:

•                                          Raytheon has caused a completed performance test in accordance with the construction agreement to be concluded in which our facility demonstrates during the performance test an average net electrical output of 100% (or higher) of the electrical output guarantee and 100% (or lower) of the heat rate guarantee;

•                                          our facility has achieved, and continues to satisfy the requirements for the achievement of, mechanical completion;

•                                          the reliability guarantee has been achieved under the construction agreement; and

•                                          Raytheon has completed performance of the services except for (i) punch list items and (ii) services that are required by the terms of the construction agreement to be completed after the achievement of final acceptance, such as Raytheon’s warranty obligations.

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

When Raytheon believes that it has achieved final acceptance of our facility, it will deliver to us a notice of final acceptance.  The guaranteed final acceptance date under the construction agreement is 13.5 months after the provisional acceptance date.  If it is satisfied that the final acceptance requirements have been met, we will deliver to Raytheon a final acceptance certificate.  If reasonable cause exists for doing so, we will notify Raytheon in writing that final acceptance has not been achieved, stating the reasons therefor.  If we determine that final acceptance has not been achieved, Raytheon will promptly take the action or perform the additional services as will achieve final acceptance and will issue to us another notice of final acceptance.  The procedure will be repeated as necessary until final acceptance has been achieved or deemed to have occurred.

At any time, by giving notice to Raytheon, we in our sole discretion may elect to effect final acceptance, in which case final acceptance will be deemed effective as of the date of the notice, and Raytheon will have no liability to us for any amounts thereafter arising as performance guarantee payments, other than any interim period rebates that arose prior to the election by us, for failure of our facility to achieve any or all of the performance guarantees applicable thereto.

At any time after provisional acceptance of our facility has been achieved, Raytheon may, after exhausting all reasonable repair and replacement alternatives in order to achieve the applicable performance guarantees for final acceptance, and so long as that the reliability guarantee will have been achieved, give to us notice of its intention to elect to declare final acceptance.  In that event, Raytheon may elect to use the results of the most recent eligible completed performance test for the purpose of determining our facility’s level of achievement of the performance guarantees. final acceptance will be deemed effective as of the last to occur of (i) the date of our receipt of the declaration and report of the final completed performance test, or, as applicable, the most recent completed performance test and (ii) the effective date of the achievement of the reliability guarantee.

If on or before the guaranteed final acceptance date (i) our facility has achieved provisional acceptance and (ii) the reliability guarantee has been achieved, then final acceptance of our facility will be deemed to occur on the guaranteed final acceptance date.

Project Completion

Project completion will be achieved under the construction agreement when:

•                                          Final acceptance of our facility will have occurred and the performance guarantees with respect to our facility will have been achieved (or in lieu of achievement of the performance guarantees, applicable rebates under the construction agreement will have been paid, or we will have elected final acceptance);

•                                          The reliability guarantee will have been achieved;

•                                          Raytheon will have demonstrated during the completed performance test that the operation of our facility does not exceed the guaranteed emissions limits;

•                                          The requirements for achieving mechanical completion of our facility will continue to be met;

•                                          The punch list items will have been completed in accordance with the construction agreement; and

•                                          Raytheon will have performed all of the services, other than those services, such as Raytheon’s warranty obligations, which by their nature are intended to be performed after project completion.

When Raytheon believes that it has achieved project completion, it will deliver to us a notice of project completion.  If it is satisfied that the final acceptance requirements have been met, we will deliver to Raytheon a project completion certificate.  If reasonable cause exists for doing so, we will notify Raytheon in writing that project completion has not been achieved, stating the reasons therefor.  If our project completion has not been achieved as so determined by us, Raytheon will promptly take the action or perform the additional services as will achieve project completion and will issue to us another notice of project completion.  The procedure will be repeated as necessary until project completion is achieved.

Raytheon will be obligated to achieve project completion within 90 days after final acceptance of our facility.  If Raytheon does not achieve our project completion on or before our project completion deadline or if we determine that Raytheon is not proceeding with all due diligence to complete the services in order to achieve project completion by the deadline, we may retain another contractor to complete the work at contractor’s expense.

Price Rebate for Failure to Meet Guarantees

Completion Dates

Raytheon guarantees that (i) provisional acceptance or final acceptance of our facility will be achieved on or before the guaranteed provisional acceptance date and (ii) final acceptance of our facility will be achieved on or before the guaranteed final acceptance date.

If neither provisional acceptance nor final acceptance of our facility occurs by the date that is 50 days after the guaranteed provisional acceptance date, Raytheon is obligated to pay us $108,000 per day as provisional acceptance late completion payments, for each day provisional acceptance or final acceptance is later than the guaranteed provisional acceptance date.  The aggregate amount of such payments that Raytheon is obligated to make is limited to 13% of the adjusted contract price (approximately $40 million).  We expect Raytheon to pay us scheduled late completion payments starting April 6, 2002 and ending on the provisional acceptance date (currently expected to be approximately June 30, 2002).

If neither provisional acceptance nor final acceptance of our facility occurs on or before the date that is 90 days after the guaranteed provisional acceptance date, Raytheon will, on that date, submit for approval by us and the independent engineer a plan to accelerate the performance of the services as necessary in order to achieve final acceptance of our facility by the guaranteed final acceptance date.  If the plan is not approved by us and the independent engineer, Raytheon will revise the plan and resubmit a revised plan for approval by us and the independent engineer.

Performance Guarantees

Electrical Output

If the average net electrical output of our facility at provisional acceptance is less than the electrical output guarantee, then Raytheon will pay us, as a rebate, for each day during the interim period, an amount equal to $0.22 per day for each kilowatt by which the average net electrical output is less than the electrical output guarantee.

Upon final acceptance, if the average net electrical output of our facility during the completed performance test is less than the electrical output guarantee, then Raytheon will pay us, as a rebate, an amount equal to $520 for each kilowatt by which the average net electrical output is less than the electrical output guarantee minus any interim period electrical output rebates.

Heat Rate Guarantees

If the average net heat rate of our facility at provisional acceptance, if having occurred before final acceptance, exceeds the heat rate guarantee, then Raytheon will pay us, as a rebate, for each day during the interim period, an amount equal to $46 per day for each BTU/KwH by which the measured net heat rate is greater than the heat rate guarantee.

Upon final acceptance, if the net heat rate of our facility during the completed performance test exceeds the heat rate guarantee, then Raytheon will pay us, as a rebate, an amount equal to $110,000 for each BTU/KwH by which the measured heat rate is greater than the heat rate guarantee.

Liability and Damages

Limitation of Liability

In no event will Raytheon’s liability (i) for provisional acceptance late completion payments exceed an amount equal to 13% of the contract price, (ii) for performance guarantee payments arising from the electrical output guarantee exceed in the aggregate an amount equal to 10% of the contract price, (iii) for performance guarantee payments arising from the heat rate guarantee exceed in the aggregate 15% of the contract price and (iv) for all provisional acceptance late completion payments and performance guarantee payments exceed an amount equal to 34% of the contract price.

Consequential Damages

Neither party nor any of its contractors, subcontractors or other agents providing equipment, material or services for our project will be liable for any indirect, incidental, special or consequential loss or damage of any type.

Aggregate Liability of Contractor

The total aggregate liability of Raytheon and any of its subcontractors, including, without limitation, liabilities described above, to us will not in any event exceed an amount equal to the contract price for liability due to events occurring before the provisional acceptance date or 40% of the contract price for liability due to events occurring after the provisional acceptance date; however, the limitation of liability will not apply to obligations to remove liens or to make indemnification payments.

Warranties and Guarantees

Raytheon warrants and guarantees that during the applicable warranty period

•                                          all machinery, equipment, materials, systems, supplies and other items comprising our project will be new and of first-rate quality which satisfies utility-grade standards and in accordance with prudent utility practices and the specifications set forth in the construction agreement, suitable for the use in generating electric energy and capacity under the climatic and normal operating conditions and free from defective workmanship or materials;

•                                          it will perform all of its design, construction, engineering and other Services in accordance with the construction agreement;

•                                          our project and its components will be free from all defects caused by errors or omissions in engineering and design, as determined by reference to prudent utility practices, and will comply with all applicable laws, all applicable permits, the electrical interconnection requirements, the power purchase agreement operating requirements and the guaranteed emissions limits; and

•                                          the completed project will perform its intended functions of generating electric energy and capacity as a complete, integrated operating system as contemplated in the construction agreement.

If we notify Raytheon within 30 days after the expiration of the applicable warranty period of any defects or deficiencies discovered during the applicable warranty period, Raytheon will promptly reperform any of the services at its own expense to correct any errors, omissions, defects or deficiencies and, in the case of defective or otherwise deficient machinery, equipment, materials, systems supplies or other items, replace or repair the same at its own expense.  Raytheon warrants and guarantees that, to the extent we have made all payments then due to Raytheon, title to our facility and all work, materials, supplies and equipment will pass to us free and clear of all liens, other than any permitted liens.  Other than the warranties and guarantees provided in the construction agreement there are no other warranties of any kind, whether statutory, express or implied relating to the services.

Upon notification from us no later than 30 days after the expiration of the applicable warranty period of any defects or deficiencies in our project or any component thereof, we will, subject to the provisions of the construction agreement, make our facility or the subject equipment available to Raytheon for Raytheon to re-perform, replace or, at Raytheon’s option, repair the same at Raytheon expense so that it is in compliance with the standards warranted and guaranteed, all in accordance with the construction agreement.

Force Majeure

Force Majeure Event

A force majeure event will mean any act or event that prevents the affected party from performing its obligations, other than the payment of money, under the construction agreement or complying with any conditions required to be complied with under the construction agreement if the act or event is beyond the reasonable control of and not the fault of the affected party and the party has been unable by the exercise of due diligence to overcome or mitigate the effects of the act or event.  Force majeure events include, but are not limited to, acts of declared or undeclared war, sabotage, landslides, revolution, terrorism, flood, tidal wave, hurricane, lightning, earthquake, fire, explosion, civil disturbance, insurrection or riot, act of God or the public enemy, action, including unreasonable delay or failure to act, of a court or public authority, or strikes or other labor disputes of a regional or national character that are not limited to only the employees of Raytheon or its subcontractors and that are not due to the breach of a labor contract or applicable law by the party claiming force majeure or any of its subcontractors.  Force majeure events do not include (i) acts or omissions of Raytheon or any subcontractors, except as expressly provided in the foregoing sentence, (ii) late delivery of materials or equipment, except to the extent caused by a force majeure event, and (iii) economic hardship.

Excused Performance

If either party is rendered wholly or partly unable to perform its obligations because of a force majeure event, that party will be excused from whatever performance is affected by the force majeure event to the extent so affected so long as:

•                                          the non-performing party gives the other party prompt notice describing the particulars of the occurrence;

•                                          the suspension of performance is of no greater scope and of no longer duration than is reasonably required by the force majeure event;

•                                          the non-performing party exercises all reasonable efforts to mitigate or limit damages to the other party;

•                                          the non-performing party uses its best efforts to continue to perform its obligations under the construction agreement and to correct or cure the event or condition excusing performance; and

•                                          when the non-performing party is able to resume performance of its obligations, that party will give the other party written notice to that effect and will promptly resume performance under the construction agreement.

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

As soon as Raytheon becomes aware of any circumstances which Raytheon has reason to believe may necessitate a scope change, Raytheon will issue to us a scope change order notice at Raytheon’s expense.  If we desire to make a scope change, in response to a scope change order notice or otherwise, we will submit a scope change order request to Raytheon.  Raytheon will promptly review the scope change order request and notify us in writing of the options for implementing the proposed scope change and the effect, if any, each option would have on the contract price, the guaranteed completion dates, the construction progress milestone dates, the payment and milestone schedule, our project schedule and the performance guarantees.

No scope change order will be issued and no adjustment of the contract price, the guaranteed completion dates, the construction progress milestone dates, the payment and milestone schedule, our project schedule or the performance guarantees will be made in connection with any correction of errors, omission, deficiencies, or improper or defective work on the part of Raytheon or any subcontractors in the performance of the services.  Changes due to changes in applicable laws or applicable permits occurring after the date of the construction agreement will be treated as scope changes.

Effect of Force Majeure Event

If and to the extent that any force majeure events affect Raytheon’s ability to meet the guaranteed completion dates, or the construction progress milestone dates, an equitable adjustment in one or more of the dates, the payment and milestone schedule and our project schedule will be made by agreement of us and Raytheon.  No adjustment to the performance guarantees and, except as otherwise expressly set forth below, the contract price will be made as a result of a force majeure event.  If Raytheon is delayed in the performance of the services by a force majeure event, then:

•                                          to the extent that the delay(s) are, in the aggregate, 60 days or less, Raytheon will absorb all of its costs and expenses resulting from said delay(s); and

•                                          to the extent that the delay(s) are, in the aggregate, more than 60 days, Raytheon will be reimbursed by us for those incremental costs and expenses resulting from said delay(s) which are incurred by Raytheon after said 60 day period.

Price Change

An increase or decrease in the contract price, if any, resulting from a scope change requested by us or made under the construction contract will be determined by mutual agreement of the parties.

Continued Performance Pending Resolution of Disputes

Notwithstanding any dispute regarding the amount of any increase or decrease in Raytheon’s costs with respect to a scope change, Raytheon will proceed with the performance of the scope change promptly following our execution of the corresponding scope change order.

Hazardous Materials

If hazardous materials were not identified in an environmental site assessment report delivered by us to Raytheon prior to the commencement date and were not brought onto the site by Raytheon or any of its subcontractors, then Raytheon will be entitled to a scope change under the construction agreement.

Risk of Loss

With respect to our facility, until the risk transfer date, Raytheon will bear the risk of loss and full responsibility for the costs of replacement, repair or reconstruction resulting from any damage to or destruction of our facility or any materials, equipment, tools and supplies that are purchased for permanent installation in or for use during construction of our facility.

After the risk transfer date with respect to our facility, we will bear all risk of loss and full responsibility for repair, replacement or reconstruction with respect to any loss, damage or destruction to our facility which occurs after the risk transfer date.

Termination

Termination For Our Convenience

We may for our convenience terminate any part of the services or all remaining services at any time upon 30 days’ prior written notice to Raytheon specifying the part of the services to be terminated and the effective date of termination.  We may elect to suspend completion of all or any part of the services upon 10 days’ prior written notice to Raytheon, or, in emergency situations, upon prior notice as circumstances permit.

Termination by Raytheon

If we fail to pay to Raytheon any payment and the failure continues for 30 days, then (i) Raytheon may suspend its performance of the services upon 10 days’ prior written notice to us, which suspension may continue until the time as the payment, plus accrued interest thereon, is paid to Raytheon, and/or (ii) if the payment has not been made prior to the commencement of a suspension by Raytheon under clause (i) above, Raytheon may terminate the construction agreement upon 60 days’ prior written notice to us, however, the termination will not become effective if the payment, plus accrued interest thereon, is made to Raytheon prior to the end of the notice period.  If the suspension occurs, an equitable adjustment to one or more of the contract price, the guaranteed completion dates, the construction progress milestone dates, the payment and milestone schedule and our project schedule, and, as appropriate, the other provisions of the construction agreement that may be affected thereby, will be made by agreement between us and Raytheon.  If we have suspended completion of all or any part of the services in accordance with the construction agreement for a period in excess of 365 days in the aggregate, Raytheon may, at its option, at any time thereafter so long as the suspension continues, give written notice to us that Raytheon desires to terminate the construction agreement.  Unless we order Raytheon to resume performance of the suspended services within 15 days of the receipt of the notice from Raytheon, the suspended services will be deemed to have been terminated by us for our convenience.  If the occurrence of one or more force majeure events prevents Raytheon from performing the services for a period in the aggregate of 720 days, either party may, at its option, give written notice to the other party of its desire to terminate the construction agreement.

Consequences of Termination

•                                          Upon any termination, we may, so long as the termination is pursuant to any default Raytheon will have been paid all amounts due and owing to it under the construction agreement, which will not be deemed to constitute a waiver by Raytheon of any rights to payment it may have as a result of a non-default related termination in the event of a termination pursuant to a default, at our option elect to have itself, or our designee, which may include any other affiliate or any third-party purchaser, (i) assume responsibility for and take title to and possession of our project and any or all work, materials or equipment remaining at the site and (ii) succeed automatically, without the necessity of any further action by Raytheon, to the interests of Raytheon in any or all items procured by Raytheon for our project and in any and all contracts and subcontracts entered into between Raytheon and any subcontractor with respect to the equipment specified in the construction agreement, and with respect to any or all other subcontractors selected by us which are materially necessary to the timely completion of our project, Raytheon will use all reasonable efforts to enable us, or our designee, to succeed to Raytheon’s interests thereunder.

•                                          If any termination occurs, we may, without prejudice to any other right or remedy it may have, at its option, finish the services by whatever method we may deem expedient.

Surviving Obligations

Termination of the construction agreement (i) will not relieve either party of any obligation with respect to the confidentiality of the other party’s information, (ii) will not relieve either party of any obligation which expressly or by implication survives termination of the construction agreement and (iii) except as otherwise provided in any provision of the construction agreement expressly limiting the liability of either party, will not relieve either party of any obligations or liabilities for loss or damage to the other party arising out of or caused by acts or omissions of the party prior to the effectiveness of the termination or arising out of the termination, and will not relieve Raytheon of its obligations as to portions of the services already performed or as to obligations assumed by Raytheon or us prior to the date of termination.

Default and Remedies

Raytheon’s Default

Raytheon’s events of default include: voluntary bankruptcy or insolvency; involuntary bankruptcy or insolvency; materially adverse misleading or false representation or warranty; improper assignment; failure to maintain required insurance; failure to comply with applicable laws or applicable permits; cessation or abandonment of the performance of services; termination or repudiation of, or default under the related construction contract guaranty; failure to supply sufficient skilled workers or suitable material or equipment; failure to make payment when due for labor, equipment or materials; non-occurrence of either provisional acceptance or final acceptance within 90 days after the guaranteed provisional acceptance date, non-occurrence of construction progress milestones and failure to be proceeding under a remediation plan within 90 days after the non-occurrence; and failure to remedy non-performance or non-observance of any provision in the construction agreement.

Our Rights and Remedies

If Raytheon is in default of its obligations, we will have any or all of the following rights and remedies, in addition to any other rights and remedies that may be available to us under the construction agreement or at law or in equity, and Raytheon will have the following obligations:

•                                          We may, without prejudice to any other right or remedy we may have under the construction agreement or at law or in equity, terminate the construction agreement in whole or in part immediately upon delivery of notice to Raytheon.  In case of the partial termination, the parties will mutually agree upon a scope change order to make equitable adjustments, including the reduction and/or deletion of obligations of the parties commensurate with the reduced scope Raytheon will have after taking into account the partial termination, to one or more of the guaranteed completion dates, the construction progress milestone dates, the contract price, the payment and milestone schedule, our project schedule, the performance guarantees and the other provisions of the construction agreement which may be affected thereby, as appropriate.  If the parties are unable to reach mutual agreement as to said scope change order and the dispute resolution procedures set forth in the construction agreement are invoked, the procedures will give due consideration to customary terms and conditions under which Raytheon has entered subcontracts with third party prime contractors covering services substantially similar to those services which are not being terminated.

•                                          If requested by us, Raytheon will withdraw from the site, will assign to us such of contractor’s subcontracts, to the extent permitted therein, as we may request, and will remove the materials, equipment, tools and instruments used by, and any debris and waste materials generated by, Raytheon in the performance of the Services as we may direct, and we, without incurring any liability to Raytheon, other than the obligation to return to Raytheon at the completion of our project the materials that are not consumed or incorporated into our project, solely on an “as is, where is” basis without any representation or warranty of any kind whatsoever, may take possession of any and all designs, drawings, materials, equipment, tools, instruments, purchase orders, schedules and facilities of Raytheon at the site that we deem necessary to complete the services.

Assignment

The parties shall have no right to assign or delegate any of their respective rights or obligations under the construction agreement either voluntarily or involuntarily or by operation of law, except that we may, without Raytheon’s approval, assign any or all of its rights under the construction agreement (a) as collateral security to the financing parties and (b) to any transferee of our project or a substantial portion so long as such assignee has financial and operational capabilities that are either substantially similar to those of ours at the time or otherwise are such that the assignment could not reasonably be expected to have a material adverse effect on Raytheon’s rights and obligations under the construction agreement.

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

Scope of Work

During the term of the maintenance services agreement, and in accordance with the scheduled outage plan, Siemens Westinghouse is required to do the following:

•                                          deliver the type and quantity of new program parts for installation of the combustion turbine;

•                                          repair/refurbish program parts and equipment for the combustion turbine;

•                                          provide miscellaneous hardware;

•                                          provide us with material safety data sheets for all hazardous materials Siemens Westinghouse intends to bring/use on the site;

•                                          provide the services of a maintenance program engineer to manage the combustion turbine maintenance program; and

•                                          provide technical field assistance, or TFA Services, which involves advice and consultation for the disassembly, inspection and assembly of various equipment.

We are responsible for, among other things:

•                                          storing and maintaining parts, materials and tools to be used in or on the combustion turbine;

•                                          maintaining and operating the combustion turbine consistently with the warranty conditions;

•                                          ensuring that our operator and maintenance personnel are properly trained;

•                                          transporting program parts in need of repair/refurbish; and

•                                          providing Siemens Westinghouse, on a monthly basis, with the number of equivalent starts and the number of equivalent base load hours (“EBHs”) incurred by each combustion turbine.

We and Siemens Westinghouse will jointly develop the scheduled outage plan.  The scheduled outage plan will be consistent with the terms and conditions of the power purchase agreement.

Early Replacement

If it is determined that due to normal wear and tear a program part(s) for the combustion turbine has failed or will not last until the next scheduled outage, and the part has to be repaired before the scheduled replacement period, Siemens Westinghouse will replace the program part by moving up a new program part which is otherwise scheduled to be delivered at a later date.  The contract price for the replacement will not be affected if the replacement date is less than or equal to one year earlier than the scheduled outage during which the program part was scheduled to be replaced.  If the actual replacement date for a program part is more than one year earlier than the scheduled outage at which point the program part was scheduled to be replaced, the early replacement will result in an adjustment to the payment schedule.  Siemens Westinghouse has the final decision with regard to the replacement or refurbishment associated with any program part.  If we dispute Siemens Westinghouse’s decision, we may seek to resolve the dispute in accordance with the dispute resolution procedures discussed below.

Parts Life Credit

After applicable warranty periods set forth in the maintenance services agreement and the construction agreement, Siemens Westinghouse will provide a parts life credit if a program part requires replacement due to normal wear and tear prior to meeting its expected useful life.  Siemens Westinghouse has the final decision with regard to actual parts life and the degree of repair or refurbishment associated with any program parts.  The parts life credit will be calculated in terms of EBHs and equivalent starts.  The price of the replacement part will be adjusted for inflation.  If we dispute Siemens Westinghouse’s decision, we may seek to resolve the dispute in accordance with the dispute resolution procedures discussed below.

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

Unscheduled Outages and Unscheduled Outage Work

If during the term of the maintenance services agreement an unscheduled outage occurs resulting from (i) the non-conformity of new program parts; (ii) the failing of a shop repair; (iii) a program part requiring replacement due to normal wear and tear prior to achieving its expected life in terms of EBHs or equivalent starts; or (iv) the failure of a service, performed by Siemens Westinghouse, we will hire Siemens Westinghouse, to the extent not supplied by Siemens Westinghouse as a warranty remedy under Siemens Westinghouse’s warranties under the maintenance services agreement, to supply any additional parts, miscellaneous hardware, shop repairs and TFA Services under a change order.  We will be entitled to any applicable parts life credit with respect to program parts as well as a discount for TFA Services.  If the unscheduled outage occurs within a specified number of EBHs of a scheduled outage and it was anticipated that the additional parts, miscellaneous hardware, shop repairs and TFA Services to be used in the unscheduled outage were to be used during the upcoming scheduled outage, the upcoming scheduled outage will be moved up in time to become the unscheduled outage/moved-up scheduled outage.  We will not be required to pay any additional money for the program parts, miscellaneous hardware, shop repairs and TFA Services.

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

The remedies set forth in the maintenance services agreement, and discounts on any TFA Services purchased by us from Siemens Westinghouse will constitute Siemens Westinghouse’s sole liability and our exclusive remedies for unscheduled outages whether our claims are based in contract, in tort, or otherwise.  If Siemens Westinghouse fails to send a TFA Services representative by the end of the second day following written receipt of the unscheduled outage, we may hire another qualified person, at its cost, to perform the work.  If the hired party proceeds to disassemble the combustion turbine to determine the case of the unscheduled outage and Siemens Westinghouse still has not provided personnel to assist with the inspection, we can elect to terminate the maintenance services agreement on the basis that Siemens Westinghouse has failed to perform a material obligation.

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

The warranties provided by Siemens Westinghouse are conditioned upon (i) our receipt, handling, storage, operation and maintenance of our project, including any program parts and miscellaneous hardware, being done in accordance with the terms of the combustion turbine instruction manuals; (ii) operation of the combustion turbine in accordance with the terms of the maintenance services agreement; (iii) repair of accidental damage done consistently with the equipment manufacturer’s recommendations; (iv) us providing Siemens Westinghouse with access to the site to perform its services under the maintenance services agreement; and (v) hiring Siemens Westinghouse to provide TFA Services, program parts, shop repairs and miscellaneous hardware required to dissemble, repair and reassemble the combustion turbine.

Termination

We may terminate the maintenance services agreement if (i) specific bankruptcy events affecting Siemens Westinghouse occur; (ii) Siemens Westinghouse fails to perform or observe in any material respect any provision in the maintenance services agreement and fails to (a) promptly commence to cure and diligently pursue the cure of the failure or (b) remedy the failure within 45 days after Siemens Westinghouse receives written notice of the failure; (iii) we terminate the construction agreement due to Raytheon’s default thereunder or due to our inability to obtain construction financing or environmental operating permits; or (iv) Raytheon terminate the construction agreement for any reason other than our default thereunder.  Notwithstanding the foregoing, we may terminate the maintenance services agreement at any time for convenience following the completion of the first major outage of both combustion turbine generators.  In addition, the maintenance services agreement will automatically terminate if (i) we terminate the construction agreement for reasons other than (a) the default of Raytheon and (b) our inability to obtain permits for our project or (ii) the Raytheon terminates the construction agreement for our default thereunder.  If such termination, Siemens Westinghouse will discontinue any work or services being performed and continue to protect our property.  Siemens Westinghouse will transfer title to and deliver any new program parts and miscellaneous hardware already purchased by us.  We will pay Siemens Westinghouse those amounts owed at the time of termination.

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

Force Majeure

Neither party will be liable for failure to perform any obligation or delay in performance, excluding payment, to the extent the failure or delay is caused by any act or event beyond the reasonable control of the affected party or Siemens Westinghouse’s suppliers; so long as the act or event is deemed to be a force majeure and is not the fault or the result of negligence of the affected party and the party has been unable by exercise of reasonable diligence to overcome or mitigate the effects of the act or event.  Force majeure includes: any act of God; act of civil or military authority; act of war whether declared or undeclared; act, including delay, failure to act, or priority, of any governmental authority; civil disturbance; insurrection or riot; sabotage; fire; inclement weather conditions; earthquake; flood; strikes, work stoppages, or other labor difficulties of a regional or national character which are not limited to only the employees of Siemens Westinghouse or its subcontractors or suppliers and which are not due to the breach of an applicable labor contract by the party claiming force majeure; embargo; fuel or energy shortage; delay or accident in shipping or transportation to the extent attributable to another force majeure; changes in laws which substantially prevents a party from complying with its obligations in conformity with its requirements under the maintenance services agreement or failure or delay beyond its reasonable control in obtaining necessary manufacturing facilities, labor, or materials from usual sources to the extent attributable to another force majeure; or failure of any principal contractor to provide equipment to the extent attributable to another force majeure.  Force majeure will not include: (i) economic hardship, (ii) changes in market conditions or (iii) except due to an event of force majeure, late delivery of program parts or other equipment.

If a delay in performance is excusable due to a force majeure, the date of delivery or time for performance of the work will be extended by a period of time reasonably necessary to overcome the effect of the force majeure and if the force majeure lasts for a period longer than 30 days and the delay directly increases Siemens Westinghouse’s costs or expenses, we, after reviewing Siemens Westinghouse’s additional direct costs and expenses, will reimburse Siemens Westinghouse for its reasonable additional direct costs and expenses incurred after 30 days from the beginning of the force majeure resulting from said delay.

Environmental Compliance

Siemens Westinghouse will indemnify us from any fines, penalties, expense, loss or liability, including the costs of clean-up, incurred by us as a result of (i) Siemens Westinghouse’s failure to meet its obligations under the maintenance services agreement or (ii) any spills of hazardous waste or oil, petroleum or petroleum products to the environment which are attributable to and occur during Siemens Westinghouse’s performance, or the performance of its contractors or subcontractors, of the workscope obligations at the site under the maintenance services agreement.

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

Interconnection Agreement

We have entered into a Generation Facility Transmission Interconnection Agreement, dated as of April 27, 1999 with Jersey Central Power, for the installation, operation and maintenance of the facilities necessary to interconnect our facility to Jersey Central Power’s transmission system.  Under the interconnection agreement, we and Jersey Central Power will construct, own, operate and maintain the interconnection facilities.  We are responsible for all of the costs of construction, operation and maintenance of the interconnection facilities, including those owned by Jersey Central Power.  We have been importing electricity from the transmission system to support commissioning of the facility since July 2001 and the interconnection facilities are ready to export power to the transmission system.  Project completion and final invoicing are expected to be received from Jersey Central Power by May 2002.  On March 14, 2002, we requested a final review under the interconnection agreement for interconnection permission.

Company Market-Based Tariff Petition

FERC approval of our company market-based tariff petition was received on June 22, 2001.

Jersey Central Power’s Obligations

We have entered into an interconnection installation agreement, by which Jersey Central Power  has installed, at our cost and expense the Jersey Central Power interconnection facilities.  The Jersey Central Power interconnection facilities, together with the facilities that we have installed , are necessary to allow the interconnection of our facility with the transmission system of Jersey Central Power.  The Jersey Central Power interconnection facilities which include, but are not limited to, certain substation protective relaying equipment and two 230 kV 2-cycle circuit breakers are owned by Jersey Central Power, and maintained and operated by Jersey Central Power, at our cost and expense.  The remainder of the interconnection facilities will be installed, owned, maintained and operated by us.

Jersey Central Power has completed the installation of the Jersey Central Power interconnection facilities necessary to permit us to meet our construction agreement requirement to energize the switch yard and commence commissioning of our facility.  Under the Installation Agreement, Jersey Central Power is eligible to be paid an early completion bonus of $5,000 for each day of early completion of the Jersey Central Power interconnection facilities up to and including 30 days.  We have been importing electricity from the transmission system to support commissioning of the facility since July 2001 and the interconnection facilities are ready to export power to the transmission system.  We have reimbursed Jersey Central Power for its actual costs of installing the Jersey Central Power interconnection facilities.  Our payments to Jersey Central Power consist of advance payments of $100,000 on the execution date of the interconnection installation agreement, $200,000 upon the issuance of the notice to proceed, $1,700,000 at the closing for financing for our facility.  We have received from Jersey Central Power monthly invoices for work performed for which we paid approximately $4.0 million to date.  We are currently receiving credit against the advance payments by us to Jersey Central Power to offset invoices for recently invoiced work of completing the Jersey Central Power interconnection facilities.  Williams Energy is obligated to reimburse us for the cost of the Jersey Central interconnection facilities.  Project completion and final invoicing are expected to be received from Jersey Central Power by May 2002, and we may be required to pay Jersey Central Power, if they qualify, an early completion bonus of up to $150,000.

Our Obligations

We  have installed and will own, operate and maintain a portion of the interconnection facilities, including, but not limited to, a 230 kV switchyard, including generator step up transformers, instrument transformers, revenue metering, power circuit breakers, control and protective relay panels, supervisory control and data acquisition equipment, and protective relaying equipment.

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

Revenue Metering

Revenue meters, which are part of the interconnection facilities, will be installed to measure the transfer of electrical energy between the parties at the point of interconnection.  The revenue meters have been  installed at our expense and will be owned, maintained and repaired by Jersey Central Power, also at our expense.  Jersey Central Power has  installed, at our expense, telemetering equipment  which has been  installed by us, to retrieve certain information.  The revenue meters are to be tested at least once every two years, or more frequently at our request.  Any revenue meter found to be inaccurate by greater than 1% is to be adjusted, repaired or replaced.

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

Default

The events of default under the interconnection agreement are:

•              breach of a material term or condition and uncured failure to provide a required schedule, report or notice;

•                                          failure or refusal of a party to permit the representatives of the other party access to maintenance records, or its interconnection facilities or protective apparatus;

•                                          appointment by a court of a receiver or liquidator or trustee that is not discharged within 60 days, issuance by a court of a decree adjudicating a party as bankrupt or insolvent or sequestering a substantial part of its property that has not been discharged within 60 days after its entry, or filing of a petition to declare a party bankrupt or to reorganize a party under the Federal Bankruptcy Code or similar state statute that has not been dismissed within 60 days;

•                                          voluntary filing by a party of a petition in bankruptcy or consent to the filing of a bankruptcy or reorganization petition, an assignment for the benefit of creditors, an admission by a party in writing of its inability to pay its debts as they come due, or consent to the appointment of a receiver, trustee, or liquidator of a party or any part of its property; and

•                                          failure to provide the other party with reasonable written assurance of the party’s ability to perform any of the material duties and responsibilities under the interconnection agreement within 60 days of a reasonable request for the assurance.

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

Operations Agreement and Services Agreement

We have entered into a Development and Operations Services Agreement, dated as of March 10, 2000, with AES Sayreville under which AES Sayreville has provided development and construction management services and, after the commercial operation date, operating and maintenance services for our facility for a period of 32 years.  Under the operations agreement, AES Sayreville will be responsible for, among other things, preparing plans and budgets related to start-up and commercial operation of our facility, providing qualified operating personnel, making repairs, purchasing consumables and spare parts (not otherwise provided under the maintenance services agreement) and providing other services as needed according to industry standards.

AES Sayreville continues to be  compensated for the services on a cost plus fixed-fee basis.

Under a services agreement between AES Sayreville and The AES Corporation, The AES Corporation has  and continues to provide to AES Sayreville all of the personnel and services necessary for AES Sayreville to comply with its obligations under the operations agreement.

Water Supply Agreement

We have entered into a Water Supply Agreement dated as of December 22, 1999 with the Borough of Sayreville under which the Borough will provide untreated water to our facility.

Supply of Untreated Water

Untreated Water Supply

Subsequent to the completion of the Lagoon Pumping Station and the Lagoon Water Pipeline, the Borough will make available to our facility a supply of untreated water from the South River that is not less than 4.6 million gallons per day and 1.53 billion gallons per year.  The Borough will use reasonable efforts to maintain the Lagoon’s water level at an elevation of 29 feet, but during periods when water cannot be drawn from the South River, the Lagoon’s water level will be drawn to elevations below 29 feet.  The Borough will supply us with water drawn from the South River when the Lagoon’s water level is 20 feet or higher.  During periods when either the Lagoon’s water level is below 20 feet and water cannot be drawn from the South River or when water from the Lagoon is needed to ensure a supply of treated water to Borough treated water customers, the Borough will supply our facility with water drawn from the Duhernal acquifer and transported through the Duhernal water pipeline.

The Borough will use reasonable efforts to comply with our requests for untreated water in excess of 4.6 million gallons per day and 1.533 billion gallons per year.

Compensation

We have paid the Borough an initial payment of $150,000 from the bond proceeds, which will be credited to our account and will be used to offset the cost of untreated water purchased during our project’s start-up and testing phase and during the first year of operation.  If the Borough incurs additional costs from Middlesex Water Company as a result of the Borough providing us with Duhernal Water, we also will pay the Borough for those additional costs.  We will pay the Borough monthly for all untreated water delivered to the point of delivery during the prior month.  The base rate for untreated water supplied from the South River is $216 per million gallons, which includes $53 per million gallons to cover operations, maintenance and administrative costs and $163 per million gallons to cover past infrastructure costs.  The operations and maintenance rate will be escalated in accordance with the percentage changes in water rates that are applicable to other Borough water customers.  The base rate for untreated water delivered from the Duhernal acquifer is $932 per million gallons which includes $785 to cover the operations, maintenance and administrative costs and $147 to cover acquisition costs.  The operations and maintenance portion of the base rate for water delivered from the Duhernal acquifer is also subject to escalation in accordance with the percentage changes in water rates that are applicable to other Borough water customers.

With respect to each contract year there will be a minimum bill amount, which will initially be $300,000 per year.  One-twelfth of the minimum bill amount will be paid each month.  The minimum bill amount will be adjusted as follows:

•              For the first contract year it will be reduced by the amount of the initial payment;

•                                          It will be reduced by an amount equal to the product of (x) the quantity of untreated water that would have been delivered but for service interruptions by the Borough and (y) the rate for untreated water delivered from the South River; and

•                                          Starting with 8th contract year and with six months’ prior written notice, we have the right to reduce the minimum bill amount for any contract year by reducing the annual quantity of water to be provided by up to 15%. Starting with the 21st contract year we may reduce the annual quantity to be delivered without limit.

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

Infrastructure and Real Estate Rights—The Lagoon Water Pipeline, Lagoon Pumping Station and Sayreville Interconnection Number 2

The Borough has designed, at our expense, the Lagoon Water Pipeline, Lagoon Pumping Station and Sayreville Interconnection Number 2 in conformance with standard water system practice.  The Borough was responsible for obtaining, at our expense, all necessary government approvals.  The Borough and we have cooperated to obtain, at our expense, the real estate rights necessary for the construction, operation and maintenance of the Lagoon Water Pipeline, Lagoon Pumping Station and Sayreville Interconnection Number 2.  The Borough was not required to exercise its power of eminent domain to obtain the necessary real estate rights.  We obtained easement rights from two adjacent property owners and the Borough of Sayreville.  We are in final negotiations with the last land owner and expect signing by the end of April 2002.  We also obtained permission from the New Jersey State House Commission to cross property designated as “Green Acres” by the New Jersey Department of Protection.  Upon completion and testing of the Lagoon Water Pipeline, Lagoon Pumping Station and Sayreville Interconnection Number 2, we will execute, without being compensated by the Borough, the documents as are necessary to evidence the Borough’s ownership of those facilities.  We are and were responsible for selecting a contractor to construct the Lagoon Water Pipeline, Lagoon Pumping Station and Sayreville Interconnection Number 2 and we have paid or in the process of paying  for all costs associated with the construction and construction inspection of those facilities.  The Project is ready to receive water from Sayreville Interconnection Number 2 since the Fall 2001 and we expect testing of the Lagoon Pumping Station in April 2002.

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

Force Majeure

If either party is unable to carry out any obligation under the water supply agreement due to an event of force majeure, the water supply agreement will remain in effect but the obligation will be suspended for the period necessitated by the force majeure, as long as:

•                                          the affected party gives the other party written notice within 48 hours of the occurrence of the force majeure;

•                                          the suspension of performance is of no greater scope and no longer than required by the force majeure; and

•                                          the non-performing party uses its best efforts to remedy its inability to perform.

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

ITEM 2.  PROPERTIES

Since we are a development stage company, our principal property is the project site, which we own, and the construction in progress.  We will lease our site for a 25 year term to AES URC, who will construct and own part of the facility on the site.  AES URC will lease to us the site and that part of the facility owned by AES URC and at the end of the lease term we will have an option to purchase that part of the facility so that we will own all of the site and facility.  The site is located in the Borough of Sayreville, Middlesex County, New Jersey on an approximately 62-acre parcel of land.  We have access, utility and construction easements and licenses across neighboring property.  We have title insurance in connection with our property rights.

Under our financing documents, our rights and interests in our property are encumbered by mortgages, security agreements, collateral assignments and pledges for the benefit of our bondholders and other senior creditors.

Upon completion of construction, our facility will consist of an approximately 830 megawatt (net) gas-fired combined cycle electric generating facility.  We expect our facility to become operational on or about June 30, 2002, although we cannot assure you of this.  We expect to sell all of our facility’s capacity, and provide fuel conversion and ancillary services, to Williams Energy under a 20-year power purchase agreement.  We will not receive material revenues under the power purchase agreement or otherwise before our facility becomes operational.

Our facility is located on property that we own in the Borough of Sayreville, Middlesex County, New Jersey.  Our facility is being designed, engineered, procured and constructed for us by Raytheon under a fixed-price, turnkey construction agreement.  Among other components, our facility uses three Siemens Westinghouse model 501F combustion turbines, three heat recovery steam generators and one multicylinder steam turbine.  Under a maintenance services agreement, Siemens Westinghouse will provide us with specific combustion turbine maintenance services and spare parts in respect of each combustion turbine until sixteen years after execution of the agreement or the twelfth planned outage of the combustion turbine, whichever is earlier, unless we exercise our right to cancel the agreement after the first major outage of the combustion turbines which will be after approximately the sixth year of operation of the facility.  Under the power purchase agreement, Williams Energy or its affiliates will supply fuel necessary to allow us to provide capacity, fuel conversion and ancillary services to Williams Energy.  AES Sayreville has provided development, construction management, and operations and maintenance services for our facility under an operations agreement.  We have provided installation, operation and maintenance of facilities necessary to interconnect our facility to Jersey Central Power’s transmission system under an interconnection agreement.

ITEM 3.  LEGAL PROCEEDINGS

Neither we nor AES URC is party to any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable pursuant to General Instruction I of the Form 10-K.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no market for our equity interests.  All of our member interests are owned by our parent, AES Red Oak, Inc., a wholly-owned subsidiary of The AES Corporation.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable pursuant to General Instruction I of the Form 10-K.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements and the notes thereto included elsewhere in this annual report.  The following discussion involves forward-looking statements.  Our actual results may differ significantly from the results suggested by these forward-looking statements.  See “Cautionary Note Regarding Forward-Looking Statements.”

General

We were formed on September 13, 1998 to develop, construct, own, operate and maintain our facility.  We are in the development stage and have no operating revenues.  We were dormant until March 15, 2000, the date of the sale of our senior secured bonds.  We obtained $384.0 million of project financing from the sale of the senior secured bonds.  The total cost of the construction of our facility is estimated to be approximately $446.4 million, which has and will continue to be financed by the proceeds from our sale of the senior secured bonds, equity contributions, and expected cash flow from liquidated damages, as described below.  In late September 2000, we consummated an exchange offer whereby the holders of our senior secured bonds exchanged their privately placed senior secured bonds for registered senior secured bonds.

Our facility is still under construction and is expected to be completed and operational by approximately June 30, 2002.  We cannot assure that these expectations will be met.  See “Cautionary Note Regarding Forward-Looking Statements.”

The following discussion presents certain financial information for the year ended December 31, 2001, the period from March 15, 2000 (inception) through December 31, 2000, and the period from March 15, 2000 (inception) through December 31, 2001.

Equity Contributions

Under an equity subscription agreement, AES Red Oak, Inc. is obligated to contribute up to approximately $55.7 million to us to fund project costs.  AES Red Oak Inc.’s obligation to make the contributions is, and will be, supported by an acceptable letter of credit or an acceptable bond.  As of March 28, 2002, AES Red Oak, Inc. has contributed approximately $42.7 million in the form of equity funding to help finance project costs.

Results of Operations

As of December 31, 2001 and 2000, Construction in Progress, which includes capitalized facility construction costs and capitalized interest costs, was $387.6 million and $117.0 million respectively.  As discussed in greater detail below, Construction in Progress also includes the capitalization of construction related interest cost incurred on the portion of the bond proceeds expended on qualifying assets during the construction period.

On May 3, 2001, we requested the collateral agent to draw the full available amount of the prepayment letter of credit and deposit the proceeds of such drawing in the construction account held by the collateral agent.  The collateral agent made such drawing on May 4, 2001 in the amount of $95.8 million, the balance of the letter of credit on that date.  Subsequent to the termination of the Interim Agreement with WGI, payments to WGI or to Raytheon for achievement of construction milestones as specified in the construction agreement were made in accordance with the terms of the construction agreement from funds available in the construction account.  As of December 31, 2001 and 2000, the balance of the construction account was $6.1 million and $21.8 million, respectively.

For the year ended December 31, 2001, the period from March 15, 2000 (inception) through December 31, 2000, and the period from March 15, 2000 (inception) through December 31, 2001, general and administrative costs of $68,000, $201,000 and $269,000, respectively, were incurred.  These costs did not directly relate to construction and are included as expenses in the Statements of Operations.

The portion of the proceeds from the sale of the senior secured bonds that were held in the construction account pending their application on construction, were invested by the trustee.  For the year ended December 31, 2001, the period from March 15, 2000 (inception) through December 31, 2000, and the period from March 15, 2000 (inception) through December 31, 2001, the interest income earned on these invested funds was approximately $1.6 million, $1.9 million and $3.5 million, respectively, and is included in the Statements of Operations.

As noted above, construction related interest costs incurred on the portion of the bond proceeds expended during the construction period is capitalized to Construction in Progress.  For the year ended December 31, 2001, the period from March 15, 2000 (inception) through December 31, 2000, and the period from March 15, 2000 (inception) through December 31, 2001, capitalized construction related interest costs were approximately $30.3 million, $24.2 million and $54.5 million, respectively, and are included within Construction In Progress on the Balance Sheets.  For the year ended December 31, 2001, the period from March 15, 2000 (inception) through December 31, 2000, and the period from March 15, 2000 (inception) through December 31, 2001, interest costs incurred on the bond proceeds not spent on construction of our facility was approximately $3.6 million, $2.6 million and  $6.2 million, respectively, and are included as interest expense in the Statements of Operations.

For the year ended December 31, 2001, the period from March 15, 2000 (inception) through December 31, 2000, and the period from March 15, 2000 (inception) through December 31, 2001, non-capitalizable costs less net interest expense resulted in a net loss of approximately  $2.0 million, $1.0 million, and $3.0 million, respectively.  At December 31, 2001 and 2000, these net losses resulted in a deficiency of earnings to fixed charges of approximately $32.3 million and $25.9 million, respectively.  The results of operations may not be comparable with the results of operations during future periods, especially when our facility commences commercial operations.

Liquidity and Capital Resources

We believe that (i) the net proceeds from the sale of the senior secured bonds, (ii) the equity contribution from AES Red Oak, Inc, (iii) expected liquidated damages from Raytheon in the amount of $108,000 per day, and (iv) cash flows, if any, from the expected sale of electricity during the testing phase of our facility will be sufficient to (1) fund the engineering, procurement, construction, testing and commissioning of our facility until it is placed in commercial operation, (2) pay certain fees and expenses in connection with the financing and development of our project and (3) pay project costs, including interest on the senior secured bonds.  After our facility is placed in commercial operation, we will depend on revenues under the power purchase agreement, and after the power purchase agreement expires, we will depend revenues generated from market sales of electricity.  The balance of  the construction account and the amount remaining available under the equity contribution agreement are approximately $5.9 million and $13.0 million, respectively, at March 29, 2002.  Additionally, we expect to receive approximately $9.2 million in liquidated damages from Raytheon (assuming a June 30, 2002 commercial operations date).  We estimate that the amount of the remaining expenditures necessary to reach commercial operations is approximately $25.6 million.  Based on our current and expected sources of liquidity, we believe that we have or have access to sufficient liquidity to reach commercial operations on or about June 30, 2002.

If necessary, we also have access to liquidity under several letters of credit and other agreements.  Under the construction agreement, the contractor is entitled to post a letter of credit in the amount of the then current retainage in lieu of cash.  On March 4, 2002, Raytheon provided us with a letter of credit in the amount of $29.5 million, which amount represented the outstanding amount of retainage under the construction agreement on the date the letter of credit was posted.  We may draw on this letter of credit in the event that Raytheon fails to pay us any amount owed to us under the construction agreement, including a failure to pay liquidated damages, as described above.  Furthermore, we have provided the collateral agent with a debt service reserve letter of credit in an initial stated amount of $22.0 million.  The collateral agent may draw on the debt service reserve letter of credit commencing on the earlier of the guaranteed provisional acceptance date under the construction agreement or the commercial operation date of the facility.  We also have a working capital agreement that, prior to the earlier of the commercial operation date or the guaranteed provisional acceptance date, we can borrow up to $1 million for the purchase or transportation of gas for use at the project.  After the provisional acceptance date and the commercial operation date the available amount under the working capital agreement can be increased to a maximum aggregate principal amount of $2.5 million that can be used for operating and maintenance costs.  From time to time we may request an increased commitment under the working capital agreement that the lenders may, at their sole discretion and by unanimous consent, grant to us.

As of December 31, 2001, apart from commitments for unpaid scope changes estimated to be $300,000 arising from the construction of our facility, we have committed to six major additional capital expenditures totaling $11.5 million.  These expenditures are for a water pipeline for approximately $678,000, road modifications for approximately $537,000, a water pumping station for an estimated $2.0 million, an administration office building for $1.7 million, a fuel gas heater for $1.3 million and the construction of the Jersey Central Power interconnection facilities for $5.3 million.  As of December 31, 2001, the road modifications and their related expenditures have been completed and paid.  The construction of the Jersey Central Power interconnection facilities are essentially complete, except for equipment testing.  To date, we have paid $4.0 million to GPU for these facilities.  The remaining balance of the pipeline is approximately $36,000 and it is expected that this balance will be paid in April 2002.  We have also installed a fuel gas heater and have paid $670,000 towards this project.  The majority of the remaining capital expenditures are expected to be paid by the end of May 2002.

We have provided Williams Energy a letter of credit under the power purchase agreement in the amount of $30 million to support specific payment obligations should the facility not achieve commercial operation by the date required under the power purchase agreement.  Upon achievement of commercial operation, the stated amount of that letter of credit will be reduced to $10 million.  The repayment obligations with respect to any drawings under this letter of credit are a senior debt obligation of ours.

After we achieve commercial operations, we expect to receive variable operations and maintenance payments, total fixed payments, energy exercise fee payments, each as defined in the power purchase agreement, and other payments for the delivery of fuel conversion, capacity and ancillary services under the power purchase agreement.  These payments will be our only source of operating revenues and will be used to fund our generation expenses and other operations and maintenance expenses, as well as providing senior debt service coverage ratios greater than 1.2 to 1, as required during the term of the power purchase agreement.

Risks that May Impact Our Liquidity

In addition to the factors listed under the caption “Cautionary Note Regarding Forward-Looking Statements,” if we do not receive anticipated liquidated damages from Raytheon or anticipated cash flows from the sale of electricity during the testing phase of our facility, we could experience a material and adverse impact our current and future financial condition, results of operations, liquidity, and accordingly, our ability to make principal and interest payments on the bonds.  Additionally, a significant delay in our ability to reach commercial operations could result in, among other things, (i) a serious cash flow shortage to fund further construction and (ii) the termination of the power purchase agreement by Williams Energy which could also  materially and adversely impact our current and future financial condition, results of operations, liquidity, and accordingly, our ability to make principal and interest payments on the bonds.

Although there can be no assurances, based upon (i) our current assessment of progress at the construction site, (ii) the performance guaranty from Raytheon, (iii) the mutual obligations of WGI and Raytheon under the PCA, and (iv) assuming (x) that WGI and Raytheon fulfill their respective obligations under the PCA, and (y) that Raytheon continues to fulfill its obligations under its performance guarantee and the OGSA, we currently believe that we have sufficient funds available to complete construction of the facility, and expect the facility to become commercially operational by approximately June 30, 2002, which is approximately 4.5 months after the February 14, 2002 guaranteed completion date under the construction agreement.  Notwithstanding our current belief, if the parties to the PCA fail to perform their obligations, or if Raytheon does not fulfill its obligations under its performance guarantee or the OGSA, we may experience significant construction delays and/or may not have sufficient funds to complete the facility.  See “Business–Project Status and Recent Developments” above.

In the event that the project is not commercially operational by June 30, 2002, and we do not have sufficient funds to exercise our Second Paid Extension Option, or the facility does not achieve commercial operation by the commercial operation date as extended, Williams Energy has the right to terminate the power purchase agreement.  If Williams Energy terminates the power purchase agreement and we cannot find a long-term replacement power purchaser on favorable or reasonable terms, we will be required to sell our capacity and energy under shorter-term contracts or into the Pennsylvania-New Jersey-Maryland (“PJM”) spot market.  In such event, we may not have financial resources sufficient to meet our financial and contractual obligations, including the timely payment of principal and interest on the senior secured bonds.  See “BusinessProject Status and Recent Developments” above.

Concentration of Credit Risk

Williams Energy currently is our sole customer for purchases of capacity, ancillary services, and energy, and our sole source for fuel.  Williams Energy’s payments under the power purchase agreement are expected to provide all of our operating revenues during the term of the power purchase agreement.   It is uncertain whether we would be able to find another purchaser or fuel source on similar terms for our facility if Williams Energy were not performing under the power purchase agreement.  Any material failure by Williams Energy to make capacity and fuel conversion payments or to supply fuel under the power purchase agreement would have a severe impact on our operations.  The payment obligations of Williams Energy under the power purchase agreement are guaranteed by the Williams Companies, Inc.  The payment obligations of the Williams Companies, Inc. are capped at an amount equal to 125% of the sum of the principal amount of our senior secured bonds, plus the maximum debt service reserve account balance.

If at any time Moody’s or Standard & Poor’s rates the long term senior unsecured debt of The Williams Companies, Inc. lower than investment grade and the rating agency does not reestablish within 60 days an investment grade rating for the debt, then Williams Energy is to provide alternative credit support reasonably acceptable to us within 90 days of the day on which the debt was rated lower than investment grade.  According to published sources, as of March 29, 2002, the long-term senior unsecured debt of the Williams Companies, Inc. was rated as follows: “Baa2” by Moody’s and “BBB” by Standard and Poor’s, both of which ratings are investment grade.  While both ratings agencies have recently affirmed this investment grade rating, on February 1, 2002, Standard & Poor’s placed the senior unsecured debt credit ratings of the Williams Companies, Inc. on credit watch with negative implications and on February 27, 2002, Moody’s downgraded the Williams Companies, Inc.’s outlook from stable to negative.

Business Strategy and Outlook

Our overall business strategy is to market and sell all of our net capacity, fuel conversion and ancillary services to Williams Energy during the 20-year term of the power purchase agreement.  After expiration of the power purchase agreement, we anticipate selling our facility’s capacity, ancillary services and energy under a power purchase agreement or into the PJM power pool market.  We intend to cause our facility to be managed, operated and maintained in compliance with the project contracts and all applicable legal requirements.

Recent Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.”  This standard is effective for fiscal years beginning after June 15, 2002, and provides accounting requirements for asset retirement obligations associated with tangible long-lived assets.  We believe there will be no material impact on our financial reporting relating to the initial adoption of this standard.

In December 2001, the FASB revised its earlier conclusion, Derivatives Implementation Group (“DIG”) Issue C-15, related to contracts involving the purchase or sale of electricity.  Contracts for the purchase or sale of electricity, both forward and option contracts, including capacity contracts, may qualify for the normal purchases and sales exemption and are not required to be accounted for as derivatives under SFAS No. 133.  In order for contracts to qualify for this exemption, they must meet certain criteria, which include the requirement for physical delivery of the electricity to be purchased or sold under the contract only in the normal course of business.  Additionally, contracts that have a price based on an underlying that is not clearly and closely related to the electricity being sold or purchased or that are denominated in a currency that is foreign to the buyer or seller are not considered normal purchases and normal sales and are required to be accounted for as derivatives under SFAS No. 133.  This revised conclusion is effective beginning April 1, 2002.  We are currently assessing the impact of revised DIG Issue C-15 on our financial condition and results of operations.

Critical Accounting Policies

General– We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America.  As such, we are required to make certain estimates, judgments and assumptions that we believes are reasonable based upon the information available.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented.  The significant accounting policies which we believe are most critical to understanding and evaluating our reported financial results include the following: Construction in Progress and Long-Lived Assets.

Construction in Progress – Costs incurred in developing the facility, including progress payments, engineering costs, management and development fees, interest, and other costs related to construction are capitalized.  Once our facility becomes operational, all amounts will be reclassified into property, plant and equipment, and will be depreciated over the estimated useful lives of the respective asset.  Facility improvements will be capitalized and repairs and maintenance costs will be expensed as incurred.

Long-Lived Assets – We will evaluate the impairment of our long-lived assets based on the projection of undiscounted cash flows whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable.  Estimates of future cash flows will be used to test the recoverability of specific long-lived assets are based on expected cash flows from the use and eventual disposition of the asset.  A significant reduction in actual cash flows and estimated cash flows may have a material adverse impact on our operating results and financial condition.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We issued and have outstanding two series of bonds, registered under the Securities Act of 1933, for an aggregate amount of $384 million.  Our Series A Bonds are for $224 million and bear interest at 8.54%. Our Series B Bonds are for $160 million and bear interest at 9.20%. Interest on the bonds is payable on each February 28, May 31, August 31, and November 30, and commenced on May 31, 2000. Principal of the Series A Bonds will be payable on the same dates as interest, beginning August 31, 2002. Principal of the Series B Bonds will be payable on the same dates as interest, beginning February 28, 2019. The bonds and our other senior indebtedness which consists of bank letter of credit facilities are secured ratably by a lien on and security interest in shared collateral, which consists of substantially all of our assets.  In addition, the accounts established under our bond indenture, the debt service reserve account and the debt service reserve letter of credit (other than to the extent of the debt service reserve letter of credit provider’s right to specific proceeds thereunder) are separate collateral solely for the benefit of the holders of our bonds.  The fair value of these bonds at December 31, 2001 and 2000 was approximately $389.7 million and $413 million, respectively.  We are not subject to interest rate risk as the interest rates associated with our outstanding indebtedness are fixed over the life of the bonds.  We currently have no other financial or derivative financial instruments.  We do not believe that we face other material risks requiring disclosure pursuant to Item 305 of Regulation S-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

AES Red Oak L.L.C.

(A Development Stage Enterprise, And An Indirect Wholly Owned

Subsidiary Of The AES Corporation)

INDEPENDENT AUDITORS’ REPORT

To the Member of

AES Red Oak, L.L.C.:

We have audited the accompanying consolidated balance sheets of AES Red Oak, L.L.C. (an indirect wholly owned subsidiary of The AES Corporation and a development stage enterprise) (the Company) as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in member’s deficit and cash flows for the year ended December 31, 2001, the period from March 15, 2000 (inception) through December 31, 2000, and the period from March 15, 2000 (inception) through December 31, 2001.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of AES Red Oak, L.L.C., as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the year ended December 31, 2001, the period from March 15, 2000 (inception) through December 31, 2000, and the period from March 15, 2000 (inception) through December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/  Deloitte & Touche LLP

McLean, Virginia

February 28, 2002

March 14, 2002 as to Note 11

AES RED OAK, L.L.C.

(A Development Stage Enterprise)

Consolidated Balance Sheets,

December 31, 2001 and 2000

(dollars in thousands, except share amounts)

	2000	2001
ASSETS:
Current Assets:
Cash	$121	$15
Restricted investments-at cost, which approximates market value	6,061	21,795
Receivables	—	21
Receivable from affiliate	1,866	—
Total current assets	8,048	21,831

Prepaid construction costs	—	227,609
Land	4,240	4,240
Construction in progress	387,568	117,033
Deferred financing costs – net of accumulated amortization of $1,462 and $646, respectively	17,243	18,059
Total assets	$417,099	$388,772

LIABILITIES AND MEMBER’S DEFICIT:

Current Liabilities:
Accounts payable	$882	$304
Retainage payable	29,478	—
Accrued liabilities	62	90
Accrued Interest	2,821	2,821
Payable to affiliate	1,823	2,505
Bond payable-current portion	2,419	—
Total current liabilities	37,485	5,720

Bonds payable	381,581	384,000
Total liabilities	$419,066	$389,720

Commitments and Contingencies (Notes 5 and 6)

Member’s deficit:
Common stock, $1 par value-10 shares authorized, none issued or outstanding	—	—
Contributed capital.	986	—
Deficit accumulated during the development stage	(2,953)	(948)
Total member’s deficit	(1,967)	(948)
Total liabilities and member’s deficit	$417,099	$388,772

See notes to consolidated financial statements.

AES RED OAK, L.L.C.

(A Development Stage Enterprise)

Consolidated Statements of Operations,

year ended December 31, 2001, period from March 15, 2000 (inception) through December 31,

2000, and period from March 15, 2000 (inception) through December 31, 2001

(dollars in thousands)

	Year Ended December 31,	March 15, 2000 (inception) through December 31,	March 15, 2000 (inception) through December 31,
	2001	2000	2001
OPERATING EXPENSES
General administrative costs	$(68)	$(201)	$(269)
Operating Loss	$(68)	$(201)	$(269)

OTHER INCOME/EXPENSE
Interest income	1,655	1,852	3,507
Interest expense	(3,592)	(2,599)	(6,191)

NET LOSS	$(2,005)	$(948)	$(2,953)

See notes to consolidated financial statements.

AES RED OAK, L.L.C.

(A Development Stage Enterprise)

Consolidated Statements of Changes in Member’s Deficit,

year ended December 31, 2001, period form March 15, 2000 (inception) through

December 31, 2000, and period from March 15, 2000

(inception) through December 31, 2001

(dollars in thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Member’s Deficit	Total
BALANCE, MARCH 15, 2000 (inception)	—	$ —	$ —	$ —	$ —
Net Loss	—	—	—	(948)	(948)

BALANCE, DECEMBER 31, 2000	—	$ —	$ —	$ (948)	$ (948)
Contributed Capital	—	—	986	—	986
Net Loss	—	—	—	(2,005)	(2,005)
BALANCE, DECEMBER 31, 2001	$ —	$ —	$ 986	$ (2,953)	$ (1,967)

See notes to consolidated financial statements.

AES RED OAK, L.L.C.

(A Development Stage Enterprise)

Consolidated Statements of Cash Flows, for the year

ended December 31, 2001, the period from March 15, 2000 (inception) through December 31

2000, and the period March 15, 2000 (inception) through December 31, 2001.

(dollars in thousands)

	Year Ended December 31, 2001	March 15, 2000 (inception) through December 31 2000	March 15, 2000 (inception) through December 31, 2001
OPERATING ACTIVITIES:
Net loss	$(2,005)	$(948)	$(2,953)
Amortization of deferred financing costs	816	646	1,462
Change in:
Accounts receivable	21	(21)	—
Receivable from affiliate	(1,866)	—	(1,866)
Accounts payable	578	304	882
Accrued liabilities	(28)	90	62
Accrued interest	—	2,821	2,821
Payable to affiliates	(682)	2,505	1,823
Net cash (used in) provided by operating activities	(3,166)	5,397	2,231

INVESTING ACTIVITIES:
Prepaid construction costs	—	(288,573)	(288,573)
Payments for construction in progress	(42,926)	(56,069)	(98,995)
Retainage payable	29,478	—	29,478
Payments for land	—	(4,240)	(4,240)
Change in investments held by trustee	15,734	(21,795)	(6,061)

Net cash provided by (used in) investing activities	2,286	(370,677)	(368,391)

FINANCING ACTIVITIES:
Proceeds from project debt issuance	—	384,000	384,000
Contributed capital	986	—	986
Payments for deferred financing costs	—	(18,705)	(18,705)
Net cash provided by financing activities	986	365,295	366,281

NET INCREASE IN CASH AND CASH EQUIVALENTS	106	15	121

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	15	—	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$121	$15	$121

SUPPLEMENTAL DISCLOSURE OF OTHER ACTIVITIES:
Interest paid (net of amount capitalized)	$3,761	$2,325	$6,086

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Transfer of prepaid construction costs to construction in progress	$227,609	$60,964	$288,573

AES RED OAK L.L.C. (A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2001, THE PERIOD FROM MARCH 15, 2000 (INCEPTION)

THROUGH DECEMBER 31, 2000, AND THE PERIOD FROM MARCH 15, 2000 (INCEPTION)

THROUGH DECEMBER 31, 2001

1.                   ORGANIZATION

AES Red Oak, L.L.C. (the Company) was formed on September 13, 1998, in the State of Delaware, to develop, construct, own and operate an 830-megawatt (MW) gas-fired, combined cycle electric generating facility (the Facility) in the Borough of Sayreville, Middlesex County, New Jersey.  The Company was considered dormant until March 15, 2000 (hereinafter, inception), at which time it consummated a project financing and certain related agreements.  On March 15, 2000, the Company issued $384 million in senior secured bonds for the purpose of providing financing for the construction of the Facility and to fund, through the construction period, interest payments to the bondholders (see note 3). In late September 2000, the Company consummated an exchange offer whereby the holders of the senior secured bonds exchanged their privately placed senior secured bonds for registered senior secured bonds.

The Facility, currently under construction, will consist of three Westinghouse 501 FD combustion turbines, three unfired heat recovery steam generators, and one multicylinder steam turbine.  The Facility will produce and sell electricity, as well as provide fuel conversion and ancillary services, solely to Williams Energy Marketing & Trading Company (Williams) under a 20-year Fuel Conversion Services, Capacity and Ancillary Services Purchase Agreement (the PPA) expected to commence on or about June 30, 2002, approximately 4.5 months after the Facility’s guaranteed completion date under the construction agreement of February 14, 2002, as defined below (see note 5).

The Company is in the development stage and is not expected to generate any operating revenues until the Facility achieves commercial operations.  As with any new business venture of this size and nature, operation of the Facility could be affected by many factors.  Management of the Company believes that the assets of the Company are realizable.

The Company is a wholly owned subsidiary of AES Red Oak, Inc. (Red Oak), which is a wholly-owned subsidiary of The AES Corporation (AES). Red Oak has no assets other than its ownership interests in the Company and AES Sayreville, L.L.C. (see note 6).  Red Oak has no operations and is not expected to have any operations.  Red Oak’s only income will be from distributions it receives from the Company and AES Sayreville, L.L.C., once the Company achieves commercial operations.  Pursuant to an equity subscription agreement (see notes 3 and 11), Red Oak has agreed to contribute up to approximately $55.7 million to the Company to fund construction after the bond proceeds have been fully utilized.  The equity that Red Oak is to provide to the Company will be provided to Red Oak by AES, which owns all of the equity interests in Red Oak.  AES files quarterly and annual audited reports with the Securities and Exchange Commission under the Securities Exchange Act of 1934, which are publicly available, but which do not constitute a part of, and are not incorporated into, this Form 10-K.  Red Oak’s equity contribution obligations are required to be supported by either an insurance bond or letter of credit.  Currently those obligations are supported by an insurance bond issued to the Collateral Agent (see note 3).

The Company owns all of the equity interests in AES Red Oak Urban Renewal Corporation (URC), which was organized as an urban renewal corporation under New Jersey Law.  As an urban renewal corporation under New Jersey law, portions of the Facility can be designated as redevelopment areas in order to provide certain real estate tax and development benefits to the Facility.  URC has no operations outside of its activities in connection with the Facility.

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

Restricted Investments - The Company is required to maintain a construction funding account for the payment of certain qualifying construction costs and a construction interest account from which quarterly interest payments are to be made.  The balances in the construction funding account and the construction interest account were $6.0 and $0.1 million, respectively, as of December 31, 2001 and $17.3 million and $4.5 million, respectively, as of December 31, 2000. These amounts were fully invested in money market accounts.

Construction in Progress - Costs incurred in developing the Facility, including progress payments, engineering costs, management and development fees, interest, and other costs related to construction are capitalized.  Total interest capitalized on the project financing debt was approximately  $54.5 million and $24.2 million as of December 31, 2001 and 2000, respectively.  Certain costs related to construction activities were paid by AES prior to the issuance of the bonds.  These amounts of approximately $12.4 million, are reflected within construction in progress, and were reimbursed to AES out of the bond proceeds.

Long-Lived Assets - The Company will evaluate the impairment of our long-lived assets based on the projection of undiscounted cash flows whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable.  Estimates of future cash flows will be used to test the recoverability of specific long-lived assets are based on expected cash flows from the use and eventual disposition of the asset.  A significant reduction in actual cash flows and estimated cash flows may have a material adverse impact on our operating results and financial condition.

Prepayment of Construction Contract - The Company originally prepaid a portion of the construction agreement in the amount of $288.6 million on March 15, 2000 to Washington Group International, Inc. (WGI) (formerly Raytheon Engineers & Constructors, Inc.). WGI’s obligations under the construction agreement were initially secured by a letter of credit issued October 11, 2000 by Bank of America in the Company’s favor.  The letter of credit represented the value of all unperformed work to date.  On May 14, 2001, WGI announced that it had filed a plan of reorganization along with voluntary petitions to restructure under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Nevada in Reno (Bankruptcy Court).  Under the construction agreement, a bankruptcy filing by WGI constituted an event of default.  Based on correspondence received from WGI preceding the bankruptcy filing and in accordance with the terms of the construction contract, on May 3, 2001, the Company requested the full available amount of such letter of credit be drawn upon and deposited in the construction account held by the collateral agent.  The collateral agent made such drawing on May 4, 2001 in the amount of $95.8 million, which was the then outstanding amount of the prepayment letter of credit as it had been reduced by the WGI’s achievement of construction milestones under the construction agreement.  Subsequent to the termination of the prepayment arrangements with WGI, payments to WGI for achievement of construction milestones as specified in the construction agreement were made in accordance with the terms of the construction agreement.  The Company reclassified amounts from the prepaid construction account to the construction in progress as the letter of credit was reduced.  As of December 31, 2001 and 2000, the amount of the letter of credit was $0 and $177.5 million, respectively.

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

Start-Up Costs - The  Company follows AICPA Statement of Position (SOP) 98-5, Reporting on the Costs of Start-Up Activities, which requires that start-up and organizational costs be expensed as incurred.  As such, no costs to which SOP 98-5 applies have been capitalized in the accompanying balance sheets.

3.                   BONDS PAYABLE

On March 15, 2000, the Company issued $224 million of 8.54% senior secured bonds due 2019 (2019 Bonds) and $160 million of 9.20% senior secured bonds due 2029 (2029 Bonds and together with the 2019 Bonds, the Bonds) to qualified institutional buyers and/or institutional accredited investors, pursuant to a transaction exempt from registration under the Securities and Exchange Act of 1933 (the Act) in accordance with Rule 144A of the Act.  In late September 2000, the Company consummated an exchange offer whereby the holders of the Bonds exchanged their privately placed bonds for registered bonds.  The net proceeds of the bonds (after deferred financing costs), approximately $365 million, were used to prepay WGI and other construction costs of the Plant and will also be used, during the construction period, for interest payments to bondholders.

Future Maturities of Debt - Principal on the Bonds is payable quarterly in arrears, commencing on August 31, 2002.  The final maturity date for the Bonds is November 30, 2019 and November 30, 2029, respectively.

Principal & Interest Repayment Schedule :

Year	Interest	Principal
	(in thousands)
2002	$33,824	$2,419
2003	33,536	6,219
2004	33,113	5,230
2005	32,579	5,071
2006	32,111	7,101
2007 and thereafter	380,083	357,960
Total Payments	$545,246	$384,000

Optional Redemption - The Bonds are subject to optional redemption by the Company, in whole or in part, at any time at a redemption price equal to 100% of the principal amount plus accrued interest, together with a premium calculated using a discount rate equal to the interest rate on comparable U.S. Treasury securities plus 50 basis points.

Mandatory Redemption - The Bonds are subject to mandatory redemption by the Company, in whole or in part, at a redemption price equivalent to 100% of the principal amount plus accrued interest under certain situations pursuant to receiving insurance proceeds, eminent domain proceeds, liquidated damages under the construction agreement, or in certain instances in which payments are received under the PPA if the Company terminates the PPA as a result of a default by Williams.

Indenture - The Indenture contains limitations on the Company incurring additional indebtedness, granting liens on the Company’s property, distributing equity and paying subordinated indebtedness issued by affiliates of the Company, entering into transactions with affiliates, amending, terminating or assigning any of the Company’s contracts and fundamental changes or disposition of assets.

Collateral for the Bonds consists of the Facility and related entities, all agreements relating to the operation of the project, the bank and investment accounts of the Company, and all ownership interests in the Company, as prescribed under the trust indenture agency (the Indenture).  The Company is also bound by a collateral agency agreement (the Collateral Agency Agreement) and an equity subscription agreement (the Equity Subscription Agreement).

Collateral Agency Agreement - The Collateral Agency Agreement requires the Company to fund or provide the funding or a letter of credit for a debt service reserve fund.  The debt service reserve fund letter of credit was posted at financial closing in the amount of $22 million dollars.  The amount required for funding the debt service reserve fund is equal to six months scheduled payments of principal and interest on the bonds.

Equity Subscription Agreement - The Company, along with Red Oak, has entered into an Equity Subscription Agreement, pursuant to which Red Oak has agreed to contribute up to approximately $55.7 million to the Company to fund project costs.  This amount is secured by an insurance bond obtained by Red Oak.  Red Oak will fund these amounts as they come due upon the earlier of (a) expenditure of all funds that have been established for construction or (b) the occurrence and during the continuation of an event of default, as defined under the Indenture.  A portion of this equity requirement may be made in the form of affiliate debt between Red Oak and the Company, which is subordinate to the Bonds (see note 11).

Covenants - The Indenture, Collateral Agency Agreement and Equity Subscription Agreement, contain specific covenants and requirements to be met by the Company.

4.                   POWER PURCHASE AGREEMENT

The Company and Williams have entered into a power purchase agreement (PPA) for the sale of all capacity produced by the Facility, as well as ancillary services and fuel conversion services.  The term of the PPA is 20 years, commencing on the commercial operation date, which is defined in the PPA as the day the initial start up testing procedures have been successfully completed and notified to Williams by the Company.  The payment obligations of Williams to the Company under the PPA are guaranteed by The Williams Companies, Inc.  The payment obligations of The Williams Companies, Inc. under that guarantee are capped at an amount equal to 125% of the sum of the principal amount of the senior secured bonds plus the maximum debt service reserve account required balance.  The Company has provided Williams a letter of credit (PPA Letter of Credit) in the amount of $30 million to support specific payment obligations should the Facility not achieve commercial operation by the date required under the PPA.  Upon achievement of commercial operation, the stated amount of that letter of credit will be reduced to $10 million.  The repayment obligations with respect to any drawings under the PPA Letter of Credit are a senior debt obligation of the Company.  The original anticipated commercial operation date under the PPA was December 31, 2001, but such date was extended under the PPA at the request of the Company until June 30, 2002 at no cost, as described in the succeeding paragraph.  The Company currently anticipates that commercial operation of the Facility will commence on or about June 30, 2002, approximately 4.5 months after the guaranteed completion date of February 14, 2002 under the construction agreement (see note 5).

Under the PPA between the Company and Williams, the Company had the right to extend the required commercial operation date from December 31, 2001 to June 30, 2002 (1) by providing an opinion from a third-party engineer that the commercial operation date will occur no later than June 30, 2002 (the “Free Extension Option”), or (2) by giving Williams written notice of such extension no later than November 30, 2001, and paying to Williams $2.5 million by no later than January 31, 2002.  On November 14, 2001, the Company exercised its Free Extension Option.  On December 12, 2001, Williams formally accepted the required opinion of the third-party engineer.  As a result, the required commercial operation date under the power purchase agreement was extended to June 30, 2002.  In the event that the Company cannot meet the June 30, 2002 commercial operation date, it has the right under the power purchase agreement, upon written notification to Williams not later than April 30, 2002, to again extend the commercial operation date until June 30, 2003 by paying Williams an amount equal to the lesser of any actual damages Williams suffers or incurs after June 30, 2002 as a result of Williams reliance upon the delivery by such date or $3.0 million (the “Second Paid Extension Option”).  The Company must also pay specified amounts ranging from $11,000 per day to $50,000 per day of the extension.  During the period of the Second Paid Extension Option, if any, the Company expects to continue to collect liquidated damages until April 10, 2003 from Raytheon Company (Raytheon) under the construction agreement in the amount of $108,000 per day.

In the event that the project is not commercially operational by June 30, 2002, and the Company does not have sufficient funds to exercise its Second Paid Extension Option, or the Facility does not achieve commercial operation by the commercial operation date as extended, Williams has the right to terminate the PPA.  If Williams terminates the PPA and the Company cannot find a long-term replacement power purchaser on favorable or reasonable terms, the Company will be required to sell its capacity and energy under shorter-term contracts or into the PJM spot market.  In such event, the Company may not have financial resources sufficient to meet its financial and contractual obligations, including the timely payment of principal and interest on the senior secured bonds.

Fuel Conversion and Other Services - Williams has the obligation to deliver, on an exclusive basis, all quantities of natural gas and fuel oil required by the Facility to generate electricity or ancillary services, to start-up or shut-down the plant, and to operate the Facility during any period other than a start-up, shut-down, or required dispatch by Williams for any reason.

Concentration of Credit Risk - Williams Energy currently the Company’s sole customer for purchases of capacity, ancillary services, and energy, and its sole source for fuel.  Williams Energy’s payments under the PPA are expected to provide all of our revenues during the term of the PPA.  It is uncertain whether the Company would be able to find another purchaser or fuel source on similar terms for its facility if Williams Energy were not performing under the PPA.  Any material failure by Williams Energy to make capacity and fuel conversion payments or to supply fuel under the PPA would have a severe impact on the Company’s operations.  The payment obligations of Williams Energy under the PPA are guaranteed by the Williams Companies, Inc.  The payment obligations of the Williams Companies, Inc. are capped at an amount equal to 125% of the sum of the principal amount of our senior secured bonds, plus the maximum debt service reserve account balance.

If at any time Moody’s Investors Services or Standard & Poor’s rates the long term senior unsecured debt of The Williams Companies, Inc. lower than investment grade and the rating agency does not reestablish within 60 days an investment grade rating for the debt, then Williams Energy is to provide alternative credit support reasonably acceptable to the Company within 90 days of the day on which the debt was rated lower than investment grade.  According to published sources, as of March 4, 2002, the long-term senior unsecured debt of the Williams Companies, Inc. was rated as follows: “Baa2” by Moody’s and “BBB” by Standard and Poor’s, both of which ratings are investment grade.  While both ratings agencies have recently affirmed this investment grade rating, on February 1, 2002, Standard & Poor’s placed the senior unsecured debt credit ratings of the Williams Companies, Inc. on credit watch with negative implications and on February 27, 2002, Moody’s downgraded the Williams Companies, Inc.’s outlook from stable to negative.

5.                   COMMITMENTS AND CONTINGENCIES

Construction Agreement - The Company has entered into an Agreement for Engineering, Procurement and Construction services, dated as of October 15, 1999, between the Company and WGI (as the successor contractor), as amended for the design, engineering, procurement, site preparation and clearing, civil works, construction, start-up, training and testing and to provide all materials and equipment (excluding operational spare parts), machinery, tools, construction fuels, chemicals and utilities, labor, transportation, administration and other services and items (collectively and separately, the services) of the Facility.  Under a guaranty in the Company’s favor, effective as of October 15, 1999, all of the WGI’s obligations under the construction agreement are irrevocably and unconditionally guaranteed by the Raytheon Company (Raytheon).

On June 20, 2001, as a result of WGI’s bankruptcy filing (see note 2) the Company made a demand on Raytheon to perform its obligations under the Raytheon guarantee.

On November 9, 2001, WGI received an order from the Bankruptcy Court approving WGI’s (1) rejection of the construction agreement and (2) execution of the Project Completion Agreement (PCA), as described below.  On November 16, 2001, WGI and Raytheon executed the PCA.  The PCA superceded the Interim Agreement for Advance Payments, between the Company, WGI and Raytheon, which had been in place since June 20, 2001. Under the Interim Agreement, the Company and Raytheon had agreed to fund payments to WGI’s subcontractors working on construction of the Facility in accordance with the terms of their subcontracts as required by the construction agreement, and to pay WGI’s employees who are performing services with respect to the project.  The Interim Agreement did not change the construction agreement price, the construction progress milestone dates, the guaranteed completion dates, or the project schedule.  In addition, the Interim Agreement did not relieve WGI from any obligations it had under the construction agreement, nor did it relieve Raytheon from any obligations it had under its performance guaranty.  The Company also reserved the right to set off our maximum funding amount, our cap, under the Interim Agreement against any future milestone payments payable by the Company to Raytheon.

Under the PCA, WGI will (i) assign to the Company, as the project owner, certain of the major equipment, subcontracts and vendor contracts relating to the project, (ii) assign to Raytheon the remaining subcontracts and vendor contracts relating to the project, (iii) agree to complete construction of the facility on a cost reimbursable basis but otherwise in accordance with the terms of the construction agreement, with all funding to come from Raytheon, and (iv) perform obligations under the subcontracts and vendor contracts as the subagent of Raytheon.  Raytheon, as guarantor under the construction agreement, will, as necessary, fund all of WGI’s costs and expenses related to WGI’s completion of the project.  Both parties will have limited termination rights under the PCA.

On November 21, 2001, the Company and Raytheon entered into the Owner/Guarantor Supplemental Agreement (“OGSA”) pursuant to which (i) Raytheon and the Company will acknowledge that, notwithstanding the rejection of the construction agreement by WGI, Raytheon will cause the project to be completed in accordance with the terms of the construction agreement pursuant to Raytheon’s performance guaranty obligations, and the construction agreement will have continuing applicability insofar as it defines (x) the obligations owed to the Company by Raytheon under its guaranty and (y) the obligations of the Company to Raytheon arising from the performance of those obligations, (ii) Raytheon (or their designees) will be designated as the Company’s agent for purposes of administering the subcontracts and vendor contracts assigned by WGI to the Company, (iii) all future payments from the Company will be paid in accordance with the terms of the construction agreement directly to Raytheon, and (iv) Raytheon will indemnify the Company with respect to any claims arising out of the subcontracts and vendor contracts assumed by the Company.  Although there can be no assurances, based upon (i) the Company’s current assessment of progress at the construction site, (ii) the performance guaranty from Raytheon, (iii) the mutual obligations of WGI and Raytheon under the PCA, and (iv) assuming (x) that WGI and Raytheon fulfill their respective obligations under the PCA, and (y) that Raytheon continues to fulfill its obligations under its performance guarantee and the OGSA, the Company currently believes that it has sufficient funds available to complete construction of the facility, and expects the facility to become commercially operational on or about June 30, 2002, which is approximately 4.5 months after the February 14, 2002 guaranteed completion date under the construction agreement.  See “Cautionary Note Regarding Forward-Looking Statements.” Notwithstanding the Company’s current belief, if the parties to the PCA fail to perform their obligations, or if Raytheon does not fulfill its obligations under its performance guarantee or the OGSA, the Company may experience significant construction delays and/or may not have sufficient funds to complete the facility.

In the event the commercial operation date of the Facility is significantly delayed, the PPA may be terminated by Williams and the Company may not have financial resources sufficient to meet its financial and contractual obligations, including the timely payment of principal and interest on the senior secured bonds.  Other than with respect to developments that may have a material impact on the Company or its business operations, the Company is under no obligation nor does it intend to continuously provide updates of WGI’s bankruptcy proceedings.  However, copies of all pleadings filed with the Bankruptcy Court are available from the office of the clerk of the Bankruptcy Court.

Maintenance Services – The Company has entered into a maintenance services agreement with Siemens Westinghouse Power Corporation (Siemens). Siemens will provide the Company with specific combustion turbine maintenance services and spare parts for an initial term of between six and sixteen years.  For the first six years of operation, the Company is committed to pay $306 per equivalent operating hour of service.  The value of this commitment is difficult to ascertain at this time due to the unknown operational mode Williams will require from the Company.

Water Supply – The Company has entered into a contract with the Borough of Sayreville (the Borough) by which the Borough will provide untreated water to the Company.  The contract has a term of 30 years with an option to extend for up to four additional five-year terms.  The Company is contractually committed to a minimum annual payment of $300,000.  Based on estimated maximum usage, the Company believes that its annual payment will not exceed approximately $400,000.

Interconnection Agreement (GPU) – The Company has entered into an interconnection agreement with Jersey Central Power & Light Company d/b/a GPU Energy (GPU) to transmit the electricity generated by the Facility to the transmission grid so that it may be sold as prescribed under the PPA.  The agreement is in effect for the life of the Facility, yet may be terminated by mutual consent of both GPU and the Company under certain circumstances as detailed in the agreement.  Costs associated with the agreement are based on electricity transmitted via GPU at a variable price and the PJM (Pennsylvania/New Jersey/Maryland) Tariff as charged by GPU, which is comprised of both service cost and asset recovery cost, as determined by GPU and approved by the Federal Energy Regulatory Committee.  On June 22, 2001, FERC approved the Company’s Market – Based Tariff petition.  The Company has been importing electricity from the transmission system to support commissioning of the facility since July 2001 and the interconnection facilities are ready to export power to the transmission system.  Project completion and final invoicing are expected to be received from Jersey Central Power by March 2002.

Interconnection Installation Agreement (GPU) – The Company entered into an interconnection agreement with GPU on April 27, 1999 to design, furnish install and own certain facilities required to interconnect the Company with the transmission system.  Under the terms of this agreement GPU will provide all labor, supervision, materials and equipment necessary to perform the interconnection installation.  The cost of these interconnection facilities is estimated to be $5.3 million.  The Company has paid $1.5 million and $2.3 million to GPU for these facilities as of December 31, 2001 and 2000, respectively.

Interconnection Services Agreement (PJM)  – The Company has entered into an interconnection agreement with the Independent System Operator (ISO) of the PJM Control Area on December 24, 2001 as required under the PJM Open Access Transmission Tariff.  This agreement includes specifications for each generating unit that will be interconnected to the Transmission System, confirms Capacity Interconnection Rights and includes the Company agreement  to abide by all rules and procedures pertaining to generation in the PJM Control Area.

Water Supply Pipeline – The Borough is in the final stages of design and approval of the Lagoon Water Pipeline, Lagoon Pumping Station and Sayreville Interconnection Number 2. The Company is responsible for selection of a contractor and for payment of all costs.  The pipeline construction has been completed.  The construction contract for the Pumping Station has been awarded and is approximately 90% completed.  Startup and Commissioning of this system is expected to be conducted at the beginning of April 2002.  The project has been ready to receive water from Sayreville Interconnection Number 2 since the Fall 2001 and testing of the Lagoon Pumping Station is expected in April 2002.  The cost of the pipeline and pumping station are estimated to be approximately $678,000 and $2.0 million, respectively.  The Company has paid the pipeline project in full and has paid approximately $190,000 towards the Pumphouse Project at the end of December 31, 2001.

Gas Interconnection – Williams is responsible for the construction of all natural gas interconnection facilities necessary for the delivery of natural gas up to the Company’s natural gas delivery point.  This includes metering equipment, valves and piping.  Upon the expiration of the PPA or termination of the PPA, the Company has the right to purchase the natural gas interconnection facilities from Williams.  As of August 10, 2001, the interconnection facilities have been constructed by Public Service Electric & Gas for Williams and are available for gas delivery to the Facility.

Other Construction Costs – The Company has also made road modifications at a cost of approximately

$537,000, is in the process of constructing an administration building for an estimated $1.7 million, and is installing a fuel gas heater for an estimated $1.3 million.  The Company has paid $902,000 towards the fuel gas heater project and $1,100,000 towards the administration building.  The majority of the remaining capital expenditures are expected to be paid by the end of May 2002.

6.                   RELATED PARTY TRANSACTIONS

Effective March 2000, the Company entered into a 32-year development and construction management agreement with AES Sayreville, L.L.C. (Sayreville), another wholly owned subsidiary of Red Oak, to provide certain support services required by the Company for the development and construction of the Plant.  Under this agreement Sayreville will also provide operations management services for the Plant once commercial operation is attained.  Minimum amounts payable under the contract during the construction period are $125,000 per month.  Once commercial operation is achieved, payments for operations management services will be approximately $375,000 per quarter.

During the construction period, the construction management fees have been paid to Sayreville from the investment balances or from equity funding.  For the year ended December 31, 2001, the period from March 15, 2000 (inception) through December 31, 2000, and for the period form March 15, 2000 (inception) through December 31, 2001, $1,500,000, $1,250,000, and $2,750,000, in construction management fees were incurred and charged to construction in progress, respectively.  AES will supply Sayreville with the personnel and services necessary to carry out its obligations to the Company.

7.                   PROJECT COST

The total cost of the construction of our facility is estimated to be approximately $446.4 million, up from an original cost of $439.8 million, which has and will continue to be financed by the proceeds from our sale of the senior secured bonds, ($384.0 million) equity contributions, ($55.7 million) and expected cash flow from liquidated damages ($9.2 million, assuming a June 30, 2002 commercial operation date).  The increase in cost has been caused by the cancellation of the discount in the price of the construction agreement after the draw back of the prepayment amount (see note 2) and due to an increase in the interest cost capitalized during the construction period.

If the Company does not receive any anticipated liquidated damages from Raytheon or any anticipated cash flows from the sale of electricity during the testing phase of our facility, the Company could experience a severe impact on its current and future financial condition, results of operations, liquidity, and accordingly, its ability to make principal and interest payments on the bonds.  Additionally, a significant delay in the Company’s ability to reach commercial operations could result in, among other things, (i) a serious cash flow shortage to fund further construction and (ii) the termination of the power purchase agreement by Williams.

Although there can be no assurances, based upon (i) the Company’s current assessment of progress at the construction site, (ii) the performance guaranty from Raytheon, (iii) the mutual obligations of WGI and Raytheon under the PCA, and (iv) assuming (x) that WGI and Raytheon fulfill their respective obligations under the PCA, and (y) that Raytheon continues to fulfill its obligations under its performance guarantee and the OGSA, the Company currently believes that it has sufficient funds available to complete construction of the Facility, and expect the Facility to become commercially operational by approximately June 30, 2002.

8.                   FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company’s financial instruments have been determined using available market information.  The estimates are not necessarily indicative of the amounts the Company could realize in a current market exchange.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

The fair value of the Company’s restricted investments approximates their carrying value.  The Bonds had a carrying amount of $384 million at December 31, 2001 and 2000.  The Bonds had a fair value of approximately $389.7 million and $413.0 million, respectively, at December 31, 2001 and 2000.

9.                   SEGMENT INFORMATION

Under the provisions of Statement of Financial Accounting Standards No. 131, Disclosure About Segments of an Enterprise and Related Information, the Company’s business is expected to be operated as one reportable segment, with operating income or loss being the measure of performance evaluated by the chief operating decision maker.  As described in notes 1 and 5, the Company’s primary customer will be Williams, which is expected to provide all of the revenues of the Company during the term of the PPA.

10.            DERIVATIVE INSTRUMENT

                On January 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which, as amended, established new accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires that an entity recognize all derivatives (including derivatives embedded in other contracts) as either assets or liabilities on the balance sheet and measure those instruments at fair value. Changes in the derivative’s fair value are to be recognized currently in earnings unless specific hedge accounting criteria are met. Hedge accounting allows a derivative’s gains or losses in fair value to offset related results of a hedged item in the statement of operations and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

SFAS No. 133 allows hedge accounting for fair value and cash flow hedges. SFAS No. 133 provides that the gain or loss on a derivative instrument designated and qualifying as a fair value hedge, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, be recognized currently in earnings in the same accounting period. SFAS No. 133 provides that the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedge be reported as a component of other comprehensive income in stockholder’s equity and be reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining loss on the derivative, if any, must be recognized currently in earnings.

As explained in note 1, the Company will produce and sell electricity, as well as provide fuel conversion and ancillary services, solely to Williams under the PPA. The Company believes the PPA, although meeting the definition of a derivative under SFAS No. 133, qualifies for the normal purchase and sales exception and thus is not required to be accounted for as a derivative. The Derivatives Implementation Group (DIG) of the Financial Accounting Standards Board is currently discussing the accounting treatment under SFAS No. 133 for contracts similar to the PPA. The DIG may conclude that such contracts are required to be accounted for as derivatives. The Company has no other contracts that meet the definition of a derivative or an embedded derivative under SFAS No. 133. Therefore, there was no significant impact on the Company’s financial statements at January 1, 2001 or at December 31, 2001.

In December 2001, the FASB revised its earlier conclusion, Derivatives Implementation Group (“DIG”) Issue C-15, related to contracts involving the purchase or sale of electricity.  Contracts for the purchase or sale of electricity, both forward and option contracts, including capacity contracts, may qualify for the normal purchases and sales exemption and are not required to be accounted for as derivatives under SFAS No. 133.  In order for contracts to qualify for this exemption, they must meet certain criteria, which include the requirement for physical delivery of the electricity to be purchased or sold under the contract only in the normal course of business.  Additionally, contracts that have a price based on an underlying that is not clearly and closely related to the electricity being sold or purchased or that are denominated in a currency that is foreign to the buyer or seller are not considered normal purchases and normal sales and are required to be accounted for as derivatives under SFAS No. 133.  This revised conclusion is effective beginning April 1, 2002.   The Company is currently assessing the impact of revised DIG Issue C-15 on its financial condition and results of operations.

11.            SUBSEQUENT EVENTS

As of March 4, 2002, the Company has drawn down $42.7 million under the Equity Subscription Agreement.

                On March 14, 2002, the Company requested final review of the as built installation by GPU in accordance with the Interconnection Agreement for interconnection permission.

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

We are a Delaware limited liability company and have no employees other than our officers.  Our officers receive no compensation for the services they provide to us or for any transaction between us and any of our affiliates.  We are managed by our board of directors under the terms of our the Amended and Restated Limited Liability Company Agreement, dated as of November 23, 1999. The following table sets forth the names, ages and positions of our directors and executive officers as of December 31, 2001. Our directors are elected annually and each elected director holds office until the director’s successor is elected and qualified or the director resigns or is removed.  Our officers are elected from time to time by vote of the board of directors.

NAME	AGE	POSITIONS
John R. Ruggirello	51	President and Director
Barry J. Sharp	42	Director and Chief Financial Officer
Albert Bergeron	41	Vice President
Charles B. Falter	37	Vice President
Patricia L. Rollin	41	Vice President
Bart R. Rossi	53	Vice President
Joel Abramsom	31	Vice President
Edward C. Hall, III	42	Vice President
Kevin Polchow	40	Vice President
Michael Romaniw	32	Vice President and Treasurer
Maureen B. Shearer	37	Secretary
Roger Naill	54	Director

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

Albert Bergeron  has served as our Vice President since 2000.  Mr. Bergeron is currently the Construction and Plant Manager for our project.  He joined AES in 1989 at our Connecticut Facility, AES Thames and has served in various O&M roles at that plant including Vice President of AES Connecticut Management.

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

1.                                                 Consolidated Financial Statements Filed:

Please refer to Item 8 - Consolidated Financial Statement and Supplementary Data.

2.                                                 Consolidated Financial Statement Scheduled Filed:

Please refer to Item 8 - Consolidated Financial Statement and Supplementary Data.

3.                                                 Exhibits Filed:

Unless otherwise indicated, all exhibits to this Form 10-K are incorporated herein by reference from the identically numbered exhibit of AES Red Oak, L.L.C.’s Registration Statement of Form S-4 (333-40478).

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

4.14

Consent to Assignment, dated as of March 1, 2000, by and between Raytheon Engineers & Constructors, Inc. and the Collateral Agent, and consented to by AES Red Oak, L.L.C. (with respect to the construction agreement).

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

10.24

Project Completion Agreement dates as of November 16, 2001, by and between Raytheon Company and Washington Group International, Inc. (incorporated herein by reference from Exhibit 10.1 to the Form 8-K filed on December 12, 2001, File No. 333-40478).

10.25

Owner/Guarantor Supplemental Agreement, dated as of November 21, 2001, by and among AES Red Oak, L.L.C. and Raytheon Company (incorporated herein by reference from Exhibit 10.2 to the Form 8-K filed on December 12, 2001, File No. 333-40478).

12*	Computation of Ratios of Earnings (Deficiency) to Fixed Charges.

21*	Subsidiaries of the Registrant.

*              Filed herewith.

b)            Reports on Form 8-K

A Current Report on Form 8-K (Item 5) was filed by the registrant on December 12, 2001.  No other Current Reports on Form 8-K were filed by the registrant during the fourth quarter of the fiscal year ended December 31, 2001.

Supplementary Information to be Furnished With Reports filed Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered
Securities Pursuant to Section 12 of the Act.

No annual report or proxy materials have been sent to security holders during the fiscal year ended December 31, 2001.  No annual report or proxy materials will be sent to security holders subsequent to the filing of this annual report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AES RED OAK, L.L.C.

/s/ Barry Sharp
By:	Barry Sharp
Title:	Chief Financial Officer

Date: March 29, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Barry Sharp	Chief Financial Officer and Director (and principal accounting officer)	March 29, 2002
Barry Sharp

/s/ John Ruggierello
John Ruggierello	President and Director	March 29, 2002

/s/ Roger Naill
Roger Naill	Director	March 29, 2002