Form 10-K/A
period 2001-12-31
AES RED OAK LLC
filed 2002-04-08
CIK 1117445

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE

None

Explanatory Note: This Form 10-K/A is being filed to correct certain typographical errors contained in the Consolidated Balance Sheets included in the Company's Form 10-K for the year ended December 31, 2001.  During the conversion process from Word format to EDGAR format, the headings for the year ended December 31, 2001 and 2000 were transposed.  These headings have been corrected in this Form 10-K/A.  There have been no changes to the financial data.

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

/s/  Deloitte & Touche LLP

McLean, Virginia

February 28, 2002

March 14, 2002 as to Note 11

AES RED OAK, L.L.C.

(A Development Stage Enterprise)

Consolidated Balance Sheets,

December 31, 2001 and 2000

(dollars in thousands, except share amounts)

	2001	2000
ASSETS:
Current Assets:
Cash	$121	$15
Restricted investments-at cost, which approximates market value	6,061	21,795
Receivables	—	21
Receivable from affiliate	1,866	—
Total current assets	8,048	21,831

Prepaid construction costs	—	227,609
Land	4,240	4,240
Construction in progress	387,568	117,033
Deferred financing costs – net of accumulated amortization of $1,462 and $646, respectively	17,243	18,059
Total assets	$417,099	$388,772

LIABILITIES AND MEMBER’S DEFICIT:

Current Liabilities:
Accounts payable	$882	$304
Retainage payable	29,478	—
Accrued liabilities	62	90
Accrued Interest	2,821	2,821
Payable to affiliate	1,823	2,505
Bond payable-current portion	2,419	—
Total current liabilities	37,485	5,720

Bonds payable	381,581	384,000
Total liabilities	$419,066	$389,720

Commitments and Contingencies (Notes 5 and 6)

Member’s deficit:
Common stock, $1 par value-10 shares authorized, none issued or outstanding	—	—
Contributed capital.	986	—
Deficit accumulated during the development stage	(2,953)	(948)
Total member’s deficit	(1,967)	(948)
Total liabilities and member’s deficit	$417,099	$388,772

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

Date: April 8, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Barry Sharp	Chief Financial Officer and Director (and principal accounting officer)	April 8, 2002
Barry Sharp

/s/ John Ruggirello
John Ruggirello	President and Director	April 8, 2002

/s/ Roger Naill
Roger Naill	Director	April 8, 2002