Form 10-Q
period 2002-03-31
AES RED OAK LLC
filed 2002-05-15
CIK 1117445

Use these links to rapidly review the document
AES RED OAK, L.L.C. TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2002
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 333-40478

AES RED OAK, L.L.C.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	54-1889658 (I.R.S. Employer Identification Number)

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

AES RED OAK, L.L.C.

TABLE OF CONTENTS

		Page No.
PART I.	FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements (unaudited)
	Condensed Consolidated Statements of Operations, three months ended March 31, 2002 and 2001, and period from March 15, 2000 (inception) through March 31, 2002	3
	Condensed Consolidated Balance Sheets, March 31, 2002 and December 31, 2001	4
	Condensed Consolidated Statement of Changes in Member's Equity (Deficit), period from March 15, 2000 (inception) through March 31, 2002	5
	Condensed Consolidated Statements of Cash Flows, for the three months ended March 31, 2002 and 2001, and period from March 15, 2000 (inception) through March 31, 2002	6
	Notes to the Condensed Consolidated Financial Statements	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19
PART II.	OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	20
SIGNATURES		21

PART I. FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements (Unaudited)

AES RED OAK, L.L.C.
(A Development Stage Enterprise)

Condensed Consolidated Statements of Operations,
three months ended March 31, 2002 and 2001, and
period from March 15, 2000 (inception) through March 31, 2002
(dollars in thousands)

	Three Months Ended March 31, 2002	Three Months Ended March 31, 2001	March 15, 2000 (inception) through March 31, 2002
OPERATING EXPENSES
General administrative costs	$(22)	$(9)	$(291)

Operating Loss	$(22)	$(9)	$(291)

OTHER INCOME/EXPENSE
Interest income	25	260	3,532
Interest expense	(81)	(352)	(6,272)

NET LOSS	$(78)	$(101)	$(3,031)

See notes to condensed consolidated financial statements.

AES RED OAK, L.L.C.
(A Development Stage Enterprise)

Condensed Consolidated Balance Sheets,
March 31, 2002 and December 31, 2001
(dollars in thousands)

	March 31, 2002	December 31, 2001
ASSETS:
Current Assets:
Cash	$20	$48
Restricted investments-at cost, which approximates market value	5,938	6,134
Receivable from affiliate	118	1,866

Total current assets	6,076	8,048
Land	4,240	4,240
Construction in progress	402,629	387,568
Deferred financing costs — net of accumulated amortization of $1,666 and $1,462, respectively	17,039	17,243

Total assets	$429,984	$417,099

LIABILITIES AND MEMBER'S DEFICIT:
Current Liabilities:
Accounts payable	$998	$882
Accrued liabilities	235	62
Accrued interest	2,821	2,821
Retainage payable	1,025	29,478
Payable to affiliate	250	1,823
Bonds payable-current portion	2,886	2,419

Total current liabilities	8,215	37,485
Bonds payable	381,114	381,581

Total liabilities	$389,329	$419,066

Commitments (Notes 5 and 6)
Member's equity (deficit):
Common stock, $1 par value-10 shares authorized, none issued or outstanding	—	—
Contributed capital	43,686	986
Deficit accumulated during the development stage	(3,031)	(2,953)

Total member's equity (deficit)	40,655	(1,967)

Total liabilities and member's equity (deficit)	$429,984	$417,099

See notes to condensed consolidated financial statements.

AES RED OAK, L.L.C.
(A Development Stage Enterprise)

Consolidated Statements of Changes in Member's Equity (Deficit),
period form March 15, 2000 (inception) through March 31, 2002
(dollars in thousands)

	Common Stock
			Additional Paid-in Capital	Member's Deficit
	Shares	Amount			Total
BALANCE, MARCH 15, 2000 (inception)	—	$—	$—	$—	$—
Net Loss	—	—	—	(948)	(948)

BALANCE, DECEMBER 31, 2000	—	$—	$—	$(948)	$(948)
Contributed Capital	—	—	986	—	986
Net Loss	—	—	—	(2,005)	(2,005)

BALANCE, DECEMBER 31, 2001	—	$—	$986	$(2,953)	$(1,967)
Capital Contributions	—	—	42,700	—	42,700
Net Loss	—	—	—	(78)	(78)

BALANCE, MARCH 31, 2002	—	$—	$43,686	$(3,031)	$40,655

AES RED OAK, L.L.C.
(A Development Stage Enterprise)

Consolidated Statements of Cash Flows, for the three months ended March 31, 2002 and 2001 and the period from March 15, 2000 (inception) through March 31, 2002.
(dollars in thousands)

	Three Months Ended March 31, 2002	Three Months Ended March 31, 2001	March 15, 2000 (inception) through March 31, 2002
OPERATING ACTIVITIES:
Net loss	$(78)	$(101)	$(3,031)
Amortization of deferred financing costs	204	204	1,666
Change in:
Receivable	—	(47)	—
Receivable from affiliate	1,748	—	(118)
Accounts payable	116	829	998
Accrued liabilities	173	(5)	235
Accrued interest	—	—	2,821
Payable to affiliates	(1,573)	(1,009)	250

Net cash provided by (used in) operating activities	590	(129)	$2,821

INVESTING ACTIVITIES:
Payments for construction in progress	(15,061)	(11,928)	(402,629)
Retainage payable	(28,453)	—	1,025
Payments for land	—	—	(4,240)
Change in investments held by trustee	196	11,132	(5,938)

Net cash used in investing activities	(43,318)	(796)	(411,782)

FINANCING ACTIVITIES:
Proceeds from project debt issuance	—	—	384,000
Contributed capital	42,700	986	43,686
Payments for deferred financing costs	—	—	(18,705)

Net cash provided by financing activities	42,700	986	408,981

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(28)	61	20
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	48	15	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$20	$76	$20

SUPPLEMENTAL DISCLOSURE OF OTHER ACTIVITIES:
Interest paid (net of amount capitalized)	$81	$352	$6,167
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Transfer of prepaid construction costs to construction in progress	$—	$52,796	$288,573

AES RED OAK, L.L.C.
(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements, three months ended March 31, 2002 and 2001, and the period from March 15, 2000 (inception) through March 31, 2002

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

        The Facility, currently under construction, will consist of three Westinghouse 501 FD combustion turbines, three unfired heat recovery steam generators, and one multicylinder steam turbine. The Facility will produce and sell electricity, as well as provide fuel conversion and ancillary services, solely to Williams Energy Marketing and Trading Company (Williams) under a 20-year fuel conversion services, capacity and ancillary services purchase agreement expected to commence on or about June 30, 2002, approximately 4.5 months after the Facility's guaranteed completion date under the EPC Contract of February 14, 2002, as defined below (see note 6).

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

2.    BASIS OF PRESENTATION

        In the Company's opinion, all adjustments necessary for a fair presentation of the unaudited results of operations for the three months ended March 31, 2002 and 2001, and the period from March 15, 2000 (inception) through March 31, 2002 are included. All such adjustments are accruals of a normal and recurring nature. The results of operations for the three months ended March 31, 2002 and 2001, and the period from March 15, 2000 (inception) through March 31, 2002, are not necessarily indicative of the results of operations to be expected for the full year or future periods.

        These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, with the instructions to the Form 10-Q, and with Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the Unites States of America for complete financial statements and should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 2001 and notes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 2001.

3.    RECLASSIFICATIONS

        Certain reclassifications have been made to the 2001 financial statements to conform with 2002 presentation.

4.    EQUITY SUBSCRIPTION AGREEMENT

        The Company, along with Red Oak, has entered into an equity subscription agreement, pursuant to which Red Oak has agreed to contribute up to approximately $55.7 million to the Company to fund project costs. This amount is secured by an insurance bond issued to the Collateral Agent. As of May 1, 2002, AES Red Oak, Inc. has contributed approximately $47.3 million in the form of equity funding to help finance project costs.

5.    POWER PURCHASE AGREEMENT

        The Company and Williams have entered into a power purchase agreement (PPA) for the sale of all capacity produced by the Facility, as well as ancillary services and fuel conversion services. The term of the PPA is 20 years, commencing on the commercial operation date, which is defined in the PPA as the day the initial start up testing procedures have been successfully completed and notified to Williams by the Company. The payment obligations of Williams to the Company under the PPA are guaranteed by The Williams Companies, Inc. The payment obligations of The Williams Companies, Inc. under that guarantee are capped at an amount equal to 125% of the sum of the principal amount of the senior secured bonds plus the maximum debt service reserve account required balance. The Company has provided Williams a letter of credit (PPA Letter of Credit) in the amount of $30 million to support specific payment obligations should the Facility not achieve commercial operation by the date required under the PPA. Upon achievement of commercial operation, the stated amount of the PPA Letter of Credit will be reduced to $10 million. The repayment obligations with respect to any drawings under the PPA Letter of Credit are a senior debt obligation of the Company. The original anticipated commercial operation date under the PPA was December 31, 2001, but such date was extended, at no cost, until June 30, 2002, as described below. The Company currently anticipates that commercial operation of the Facility will commence on or about June 30, 2002, approximately 4.5 months after the guaranteed completion date of February 14, 2002 under the construction agreement (see note 6).

        Under the PPA, the Company had the right to extend the required commercial operation date from December 31, 2001 to June 30, 2002 (1) by providing an opinion from a third-party engineer that the commercial operation date will occur no later than June 30, 2002 (the "Free Extension Option"), or (2) by giving Williams written notice of such extension no later than November 30, 2001, and paying to Williams $2.5 million by no later than January 31, 2002. On November 14, 2001, the Company exercised its Free Extension Option. On December 12, 2001, Williams formally accepted the required opinion of the third-party engineer. As a result, the required commercial operation date under the power purchase agreement was extended to June 30, 2002. In the event that the Company cannot meet the June 30, 2002 commercial operation date, it has the right under the power purchase agreement, upon written notification to Williams no later than May 21, 2002 (which represents an agreed upon extension from the original April 30, 2002 notification deadline), to again extend the commercial operation date until June 30, 2003 by paying Williams an amount equal to the lesser of any actual damages Williams suffers or incurs after June 30, 2002 as a result of Williams reliance upon the delivery by such date or $3.0 million (the "Second Paid Extension Option"). The Company must also pay specified amounts ranging from $11,000 per day to $50,000 per day of the extension. During the period of the Second Paid Extension Option, if any, the Company expects to continue to collect liquidated damages until April 10, 2003 from Raytheon Company (Raytheon) under the construction agreement in the amount of $108,000 per day. To date, the Company has invoiced Raytheon $2.7 million for liquidated damages under the construction agreement, and has received $2.16 million of such invoiced amounts.

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

        Fuel Conversion and Other Services—Williams has the obligation to deliver, on an exclusive basis, all quantities of natural gas and fuel oil required by the Facility to generate electricity or ancillary services, to start-up or shut-down the plant, and to operate the Facility during any period other than a start-up, shut-down, or required dispatch by Williams for any reason.

        Concentration of Credit Risk—Williams Energy is currently the Company's sole customer for purchases of capacity, ancillary services, and energy, and its sole source for fuel. Williams Energy's payments under the PPA are expected to provide all of our operating revenues during the term of the PPA. It is uncertain whether the Company would be able to find another purchaser or fuel source on similar terms for its facility if Williams Energy were not performing under the PPA. Any material failure by Williams Energy to make capacity and fuel conversion payments or to supply fuel under the PPA would have a severe impact on the Company's operations. The payment obligations of Williams Energy under the PPA are guaranteed by the Williams Companies, Inc. The payment obligations of the Williams Companies, Inc. are capped at an amount equal to 125% of the sum of the principal amount of our senior secured bonds, plus the maximum debt service reserve account balance.

        If at any time Moody's Investors Services or Standard & Poor's rates the long term senior unsecured debt of The Williams Companies, Inc. lower than investment grade and the rating agency does not reestablish within 60 days an investment grade rating for the debt, then Williams Energy is to provide alternative credit support reasonably acceptable to the Company within 90 days of the day on which the debt was rated lower than investment grade. According to published sources, as of May 8, 2002, the long-term senior unsecured debt of the Williams Companies, Inc. was rated as follows: "Baa2" by Moody's and "BBB" by Standard and Poor's, both of which ratings are investment grade. While both ratings agencies have recently affirmed this investment grade rating, on February 1, 2002, Standard & Poor's placed the senior unsecured debt credit ratings of the Williams Companies, Inc. on credit watch with negative implications, and on May 8, 2002, Moody's placed under review for possible downgrade the ratings of The Williams Companies, Inc. and its affiliates. Moody's had given the ratings of Williams Companies, Inc. a negative outlook on February 27, 2002.

6.    COMMITMENTS AND CONTINGENCIES

        Construction Agreement—The Company has entered into an Agreement for Engineering, Procurement and Construction services, dated as of October 15, 1999, between the Company and Washington Group International (WGI) (as the successor contractor), as amended for the design, engineering, procurement, site preparation and clearing, civil works, construction, start-up, training and testing and to provide all materials and equipment (excluding operational spare parts), machinery, tools, construction fuels, chemicals and utilities, labor, transportation, administration and other services and items (collectively and separately, the services) of the Facility. Under a guaranty in the Company's favor, effective as of October 15, 1999, all of the WGI's obligations under the construction agreement are irrevocably and unconditionally guaranteed by the Raytheon Company (Raytheon).

        On June 20, 2001, as a result of WGI's bankruptcy filing, the Company made a demand on Raytheon to perform its obligations under the Raytheon guarantee.

        On November 9, 2001, WGI received an order from the Bankruptcy Court approving WGI's (1) rejection of the construction agreement and (2) execution of the Project Completion Agreement (PCA), as described below. On November 16, 2001, WGI and Raytheon executed the PCA. The PCA superceded the Interim Agreement for Advance Payments, between the Company, WGI and Raytheon, which had been in place since June 20, 2001. The Interim Agreement did not change the construction agreement price, the construction progress milestone dates, the guaranteed completion dates, or the project schedule.

        Under the PCA, WGI will (i) assign to the Company, as the project owner, certain of the major equipment, subcontracts and vendor contracts relating to the project, (ii) assign to Raytheon the remaining subcontracts and vendor contracts relating to the project, (iii) agree to complete construction of the facility on a cost reimbursable basis but otherwise in accordance with the terms of the construction agreement, with all funding to come from Raytheon, and (iv) perform obligations under the subcontracts and vendor contracts as the subagent of Raytheon. Raytheon, as guarantor under the construction agreement, will, as necessary, fund all of WGI's costs and expenses related to WGI's completion of the project. Both parties will have limited termination rights under the PCA.

        On November 21, 2001, the Company and Raytheon entered into the Owner/Guarantor Supplemental Agreement ("OGSA") pursuant to which (i) Raytheon and the Company will acknowledge that, notwithstanding the rejection of the construction agreement by WGI, Raytheon will cause the project to be completed in accordance with the terms of the construction agreement pursuant to Raytheon's performance guaranty obligations, and the construction agreement will have continuing applicability insofar as it defines (x) the obligations owed to the Company by Raytheon under its guaranty and (y) the obligations of the Company to Raytheon arising from the performance of those obligations, (ii) Raytheon (or their designees) will be designated as the Company's agent for purposes of administering the subcontracts and vendor contracts assigned by WGI to the Company, (iii) all future payments from the Company will be paid in accordance with the terms of the construction agreement directly to Raytheon, and (iv) Raytheon will indemnify the Company with respect to any claims arising out of the subcontracts and vendor contracts assumed by the Company. Although there can be no assurances, based upon (i) the Company's current assessment of progress at the construction site, (ii) the performance guaranty from Raytheon, (iii) the mutual obligations of WGI and Raytheon under the PCA, and (iv) assuming (x) that WGI and Raytheon fulfill their respective obligations under the PCA, and (y) that Raytheon continues to fulfill its obligations under its performance guarantee and the OGSA, the Company currently believes that it has sufficient funds available to complete construction of the facility, and expects the facility to become commercially operational on or about

June 30, 2002, which is approximately 4.5 months after the February 14, 2002 guaranteed completion date under the construction agreement. See "Cautionary Note Regarding Forward-Looking Statements." Notwithstanding the Company's current belief, if the parties to the PCA fail to perform their obligations, or if Raytheon does not fulfill its obligations under its performance guarantee or the OGSA, the Company may experience significant construction delays and/or may not have sufficient funds to complete the facility.

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

        Interconnection Agreement (GPU)—The Company has entered into an interconnection agreement with Jersey Central Power & Light Company d/b/a GPU Energy (GPU) to transmit the electricity generated by the Facility to the transmission grid so that it may be sold as prescribed under the PPA. The agreement is in effect for the life of the Facility, yet may be terminated by mutual consent of both GPU and the Company under certain circumstances as detailed in the agreement. Costs associated with the agreement are based on electricity transmitted via GPU at a variable price and the PJM (Pennsylvania/New Jersey/Maryland) Tariff as charged by GPU, which is comprised of both service cost and asset recovery cost, as determined by GPU and approved by the Federal Energy Regulatory Committee. On June 22, 2001, FERC approved the Company's Market—Based Tariff petition. The Company has been importing electricity from the transmission system to support commissioning of the facility since July 2001 and the interconnection facilities are ready to export power to the transmission system. Project completion and final invoicing are expected to be received from Jersey Central Power by May 31, 2002.

        Interconnection Installation Agreement (GPU)—The Company entered into an interconnection agreement with GPU on April 27, 1999 to design, furnish install and own certain facilities required to interconnect the Company with the transmission system. Under the terms of this agreement GPU will provide all labor, supervision, materials and equipment necessary to perform the interconnection installation. The cost of these interconnection facilities is estimated to be $5.3 million. As of March 31, 2002 and December 31, 2001, the Company had paid approximately $4.0 million to GPU for these facilities.

        Water Supply Pipeline—The Borough is in the final stages of design and approval of the Lagoon Water Pipeline, Lagoon Pumping Station and Sayreville Interconnection Number 2. The Company is responsible for selection of a contractor and for payment of all costs. The pipeline construction has been completed. The construction contract for the Pumping Station was awarded and is completed. Startup and Commissioning of this system started May 1, 2002. The cost of the pipeline and pumping station are estimated to be approximately $678,000 and $2.0 million, respectively. The Company owes $36,000 for the pipeline project and, as of May 5, 2002, has paid approximately $1.3 million towards the Pumphouse Project.

        Gas Interconnection—Williams is responsible for the construction of all natural gas interconnection facilities necessary for the delivery of natural gas up to the Company's natural gas delivery point. This includes metering equipment, valves and piping. Upon the expiration of the PPA or termination of the PPA, the Company has the right to purchase the natural gas interconnection facilities from Williams. As of August 10, 2001, the interconnection facilities have been constructed by Public Service Electric & Gas for Williams and are available for gas delivery to the Facility.

        Other Construction Costs—The Company has also made road modifications at a cost of approximately $537,000, has constructed an administration building for an estimated $2.4 million, and has installed a fuel gas heater for an estimated $1.3 million. The Company has paid $1.11 million towards the fuel gas heater project and $2.17 million towards the administration building. The majority of the remaining capital expenditures are expected to be paid by the end of May 2002.

7.    DERIVATIVE INSTRUMENTS

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

        SFAS No. 133 allows hedge accounting for fair value and cash flow hedges. SFAS No. 133 provides that the gain or loss on a derivative instrument designated and qualifying as a fair value hedge, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, be recognized currently in earnings in the same accounting period. SFAS No. 133 provides that the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedge be reported as a component of other comprehensive income in stockholder's equity and be reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining loss on the derivative, if any, must be recognized currently in earnings. There was no significant impact on the company's financial statements at January 1, 2001, December 31, 2001, or at March 31, 2002, as a result of the implementation of this standard.

8.    PROJECT COST

        The total cost of the construction of our facility is estimated to be approximately $446.4 million, up from an original cost of $439.8 million, which has and will continue to be financed by the proceeds from our sale of the senior secured bonds ($384 million), equity contributions ($55.7 million), and expected cash flow from liquidated damages ($9.2 million, assuming a June 30, 2002 commercial operation date). The increase in cost has been caused by the cancellation of the discount in the price of the construction agreement after the draw back of the prepayment amount (see note 2) and due to an increase in the interest cost capitalized during the construction period.

        If the Company does not receive any anticipated liquidated damages from Raytheon or any anticipated cash flows from the sale of electricity during the testing phase of our facility, the Company could experience a severe impact on its current and future financial condition, results of operations, liquidity, and accordingly, its ability to make principal and interest payments on the bonds. Additionally, a significant delay in the Company's ability to reach commercial operations could result in, among other things, (i) a serious cash flow shortage to fund further construction and (ii) the termination of the power purchase agreement by Williams.

        Although there can be no assurances, based upon (i) the Company's current assessment of progress at the construction site, (ii) the performance guaranty from Raytheon, (iii) the mutual obligations of WGI and Raytheon under the PCA, and (iv) assuming (x) that WGI and Raytheon fulfill their respective obligations under the PCA, and (y) that Raytheon continues to fulfill its obligations under its performance guarantee and the OGSA, the Company currently believes that it has sufficient funds available to complete construction of the Facility, and expects the Facility to become commercially operational by approximately June 30, 2002.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

        Some of the statements in this Form 10-Q, as well as statements made by us in periodic press releases and other public communications, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as "believes," "estimates," "plans," "projects," "expects," "may," "will," "should," "approximately," or "anticipates" or the negative thereof or other variations thereof or comparable terminology, or by discussion of strategies, each of which involves risks and uncertainties. We have based these forward-looking statements on our current expectations and projections about future events based upon our knowledge of facts as of the date of this Form 10-Q and our assumptions about future events.

        All statements, other than of historical facts included herein, including those regarding market trends, our financial position, business strategy, projected plans and objectives of management for future operations and the anticipated commercial operation date of the facility, are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors outside of our control that may cause our actual results or performance to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These risks, uncertainties and other factors include, among others, the following:

  •
  unexpected construction delays,

  •
  unexpected problems relating to the start-up, commissioning and performance of the facility,

  •
  the financial condition of third parties on which we depend, including in particular, Washington Group International, Inc. ("WGI"), Raytheon Company ("Raytheon"), Williams Energy Marketing & Trading Company (Williams Energy), and Williams Companies Inc.,

  •
  continued performance by WGI under the construction agreement and the Project Completion Agreement,

  •
  the outcome and progression of WGI's bankruptcy proceedings and their impact on us,

  •
  our ability to find a replacement contractor on favorable or reasonable terms, if necessary,

  •
  performance by Raytheon under its performance guarantee, the Project Completion Agreement, the Owner/Guarantor Supplemental Agreement, and any related agreements,

  •
  our ability to finance the Second Paid Extension Option, as defined herein, under the power purchase agreement, if necessary,

  •
  the termination of the power purchase agreement by Williams Energy in the event of a significant delay in achieving commercial operations,

  •
  our ability to find a replacement power purchaser on favorable or reasonable terms, if necessary,

  •
  an adequate merchant market after the expiration, or in the event of a termination, of the power purchase agreement,

  •
  capital shortfalls and access to additional capital on reasonable terms,

  •
  inadequate insurance coverage,

  •
  unexpected expenses or lower than expected revenues once commercial operations have begun,

  •
  environmental and regulatory compliance,

  •
  terrorists acts and adverse reactions to United States anti-terrorism activities, and

  •
  the additional factors that are unknown to us or beyond our control.

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

Equity Contributions

        Under an equity subscription agreement, AES Red Oak, Inc. is obligated to contribute up to approximately $55.7 million to us to fund project costs. AES Red Oak Inc.'s obligation to make the contributions is, and will be, supported by an acceptable letter of credit or an acceptable bond. As of May 1, 2002, AES Red Oak, Inc. has contributed approximately $47.3 million in the form of equity funding to help finance project costs

Results of Operations

        As of March 31, 2002 and December 31, 2001, Construction in Progress, which includes capitalized facility construction costs, was $402.6 million and $387.6 million, respectively. For the three months ended March 31, 2002, the three months ended March 31, 2001, and the period from March 15, 2000 (inception) through March 31, 2002, capitalized facility construction costs were $15.0 million, $64.7 million, and $402.6 million, respectively. As discussed in greater detail below, Construction in Progress also includes the capitalization of construction related interest cost incurred on the portion of the bond proceeds expended during the construction period. These capitalized costs are included as assets on the Balance Sheets.

        For the three months ended March 31, 2002 and March 31, 2001, and the period March 15, 2000 (inception) through March 31, 2002, general and administrative costs of $22,000, $9,000, and $291,000, respectively, were incurred. These costs did not directly relate to construction and are included as expenses in the Statement of Operations.

        The portion of the proceeds from the sale of the senior secured bonds that were held in the construction account pending their application on construction, were invested by the trustee. For the three months ended March 31, 2002 and March 31, 2001, and the period March 15, 2000 (inception) through March 31, 2002, the interest income earned on these invested funds was approximately $25,000, $260,000 and $3.5 million, respectively, and is included in the Statements of Operations.

        As noted above, construction related interest costs incurred on the portion of the bond proceeds expended during the construction period is capitalized to Construction in Progress. For the three months ended March 31, 2002 and March 31, 2001, and the period March 15, 2000 (inception) through March 31, 2002, capitalized construction related interest costs were approximately $8.4 million,

$8.1 million and $62.8 million, respectively, and are included within Construction In Progress on the Balance Sheets. For the three months ended March 31, 2002 and March 31, 2001, and the period March 15, 2000 (inception) through March 31, 2002, interest costs incurred on the bond proceeds not spent on construction of our facility was approximately $81,000, $352,000 and $6.3 million, respectively, and are included as interest expense in the Statements of Operations.

        For the three months ended March 31, 2002 and March 31, 2001, and the period March 15, 2000 (inception) through March 31, 2002, non-capitalizable costs less net interest expense resulted in a net loss of approximately $78,000, $101,000, and $3.0 million, respectively. At March 31, 2002 and December 31, 2001, these net losses resulted in a deficiency of earnings to fixed charges of approximately $8.5 million and $32.3 million, respectively. The results of operations may not be comparable with the results of operations during future periods, especially when our facility commences commercial operations.

Liquidity and Capital Resources

        We believe that (i) the net proceeds from the sale of the senior secured bonds, (ii) the equity contribution from AES Red Oak, Inc, (iii) expected liquidated damages from Raytheon in the amount of $108,000 per day, and (iv) cash flows, if any, from the expected sale of electricity during the testing phase of our facility will be sufficient to (1) fund the engineering, procurement, construction, testing and commissioning of our facility until it is placed in commercial operation, (2) pay certain fees and expenses in connection with the financing and development of our project and (3) pay project costs, including interest on the senior secured bonds. After our facility is placed in commercial operation, we will depend on revenues under the power purchase agreement, and after the power purchase agreement expires, we will depend revenues generated from market sales of electricity. The balance of the construction account and the amount remaining available under the equity contribution agreement are approximately $5.9 million and $13.0 million, respectively, at March 31, 2002. Additionally, we expect to receive approximately $9.2 million in liquidated damages from Raytheon (assuming a June 30, 2002 commercial operations date). To date, we have invoiced Raytheon $2.7 million for liquidated damages under the construction agreement, and have received $2.16 million of such invoiced amounts.

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

        During the quarter ended March 31, 2002, we paid approximately $1.8 million in project costs. As of March 31, 2002, we have committed to five major additional capital expenditures. At March 31, 2002, the unpaid portion of these five expenditures totals approximately $2.5 million. These expenditures are for a water pipeline for approximately $36,000, a water pumping station for an approximately estimated $700,000, an administration office building for approximately $230,000, a fuel gas heater for approximately $200,000 and the construction of the Jersey Central Power interconnection facilities for approximately $1.3 million. The construction of the Jersey Central Power interconnection facilities are essentially complete, except for equipment testing. We expect to pay the remaining balance of these commitments during the second quarter of 2002.

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

Risks that May Impact Our Liquidity

        In addition to the factors listed under the caption "Cautionary Note Regarding Forward-Looking Statements," if we do not receive anticipated liquidated damages from Raytheon or anticipated cash flows from the sale of electricity during the testing phase of our facility, we could experience a material adverse impact on our current and future financial condition, results of operations, liquidity, and accordingly, our ability to make principal and interest payments on the bonds. Additionally, a significant delay in our ability to reach commercial operations could result in, among other things, (i) a serious cash flow shortage to fund further construction and (ii) the termination of the power purchase agreement by Williams Energy which could also materially and adversely impact our current and future financial condition, results of operations, liquidity, and accordingly, our ability to make principal and interest payments on the bonds.

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

        In the event that the project is not commercially operational by June 30, 2002, and we do not have sufficient funds to exercise our Second Paid Extension Option, or the facility does not achieve commercial operation by the commercial operation date as extended, Williams Energy has the right to terminate the power purchase agreement. If Williams Energy terminates the power purchase agreement and we cannot find a long-term replacement power purchaser on favorable or reasonable terms, we will be required to sell our capacity and energy under shorter-term contracts or into the Pennsylvania-New

Jersey-Maryland ("PJM") spot market. In such event, we may not have financial resources sufficient to meet our financial and contractual obligations, including the timely payment of principal and interest on the senior secured bonds.

Concentration of Credit Risk

        Williams Energy currently is our sole customer for purchases of capacity, ancillary services, and energy, and our sole source for fuel. Williams Energy's payments under the power purchase agreement are expected to provide all of our operating revenues during the term of the power purchase agreement. It is uncertain whether we would be able to find another purchaser or fuel source on similar terms for our facility if Williams Energy were not performing under the power purchase agreement. Any material failure by Williams Energy to make capacity and fuel conversion payments or to supply fuel under the power purchase agreement would have a severe impact on our operations. The payment obligations of Williams Energy under the power purchase agreement are guaranteed by the Williams Companies, Inc. The payment obligations of the Williams Companies, Inc. are capped at an amount equal to 125% of the sum of the principal amount of our senior secured bonds, plus the maximum debt service reserve account balance.

        If at any time Moody's or Standard & Poor's rates the long term senior unsecured debt of The Williams Companies, Inc. lower than investment grade and the rating agency does not reestablish within 60 days an investment grade rating for the debt, then Williams Energy is to provide alternative credit support reasonably acceptable to us within 90 days of the day on which the debt was rated lower than investment grade. According to published sources, as of March 8, 2002, the long-term senior unsecured debt of the Williams Companies, Inc. was rated as follows: "Baa2" by Moody's and "BBB" by Standard and Poor's, both of which ratings are investment grade. While both ratings agencies have recently affirmed this investment grade rating, on February 1, 2002, Standard & Poor's placed the senior unsecured debt credit ratings of the Williams Companies, Inc. on credit watch with negative implications, and on May 8, 2002, Moody's placed under review for possible downgrade the ratings of The Williams Companies, Inc. and its affiliates. Moody's had given the ratings of Williams Companies, Inc. a negative outlook on February 27, 2002.

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

Critical Accounting Policies

        General—We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believes are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies which we believe are most critical to understanding and evaluating our reported financial results include the following: Construction in Progress and Long-Lived Assets.

        Construction in Progress—Costs incurred in developing the facility, including progress payments, engineering costs, management and development fees, interest, and other costs related to construction are capitalized. Once our facility becomes operational, all amounts will be reclassified into property, plant and equipment, and will be depreciated over the estimated useful lives of the respective asset. Facility improvements will be capitalized and repairs and maintenance costs will be expensed as incurred.

        Long-Lived Assets—We will evaluate the impairment of our long-lived assets based on the projection of undiscounted cash flows whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. Estimates of future cash flows will be used to test the recoverability of specific long-lived assets are based on expected cash flows from the use and eventual disposition of the asset. A significant reduction in actual cash flows and estimated cash flows may have a material adverse impact on our operating results and financial condition.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        The market risks we face are not materially different from those market risks described in our annual report on Form 10-K for the fiscal year ended December 31, 2001.

PART II. OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

a)    Exhibits

        None.

b)    Reports on Form 8-K.

        The Company did not file any reports on Form 8-K during the quarter ended March 31, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AES RED OAK, L.L.C.
Date: May 14, 2002	By:	/s/ A.W. BERGERON A.W. Bergeron Vice President
Date: May 14, 2002	By:	/s/ WILLIAM R. BAYKOWSKI William R. Baykowski Principal Accounting Officer