Form 10-Q
period 2002-06-30
AES RED OAK LLC
filed 2002-08-14
CIK 1117445

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002
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
Condensed Consolidated Statements of Operations, three and six months ended June 30, 2002 and 2001, and period from March 15, 2000 (inception) through June 30, 2002
Condensed Consolidated Balance Sheets, June 30, 2002 and December 31, 2001
Condensed Consolidated Statement of Changes in Member's Equity (Deficit), period from March 15, 2000 (inception) through June 30, 2002
Condensed Consolidated Statements of Cash Flows, for the six months ended June 30, 2002 and 2001, and period from March 15, 2000 (inception) through June 30, 2002
Notes to the Condensed Consolidated Financial Statements
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
PART II. OTHER INFORMATION
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K
SIGNATURES

PART I. FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AES RED OAK, L.L.C.
(A Development Stage Enterprise)

Condensed Consolidated Statements of Operations,
three and six months ended June 30, 2002 and 2001 and
period from March 15, 2000 (inception) through June 30, 2002
(dollars in thousands)

					March 15, 2000 (inception) through June 30, 2002
	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
OPERATING EXPENSES
General administrative costs	$(134)	$(13)	$(156)	$(22)	$(425)

Operating Loss	$(134)	$(13)	$(156)	$(22)	$(425)

OTHER INCOME/EXPENSE
Interest income	36	602	61	862	3,568
Interest expense	(183)	(1,226)	(264)	(1,578)	(6,455)

NET LOSS	$(281)	$(637)	$(359)	$(738)	$(3,312)

See notes to condensed consolidated financial statements.

AES RED OAK, L.L.C.
(A Development Stage Enterprise)

Condensed Consolidated Balance Sheets,
June 30, 2002 and December 31, 2001
(dollars in thousands)

	As of June 30, 2002	As of December 31, 2001
ASSETS:
Current Assets:
Cash	$47	$48
Restricted investments-at cost, which approximates market value	8,206	6,134
Receivable — liquidated damages	3,240	—
Receivable from affiliate	269	1,866

Total current assets	11,762	8,048
Land	4,240	4,240
Construction in progress	408,303	387,568
Deferred financing costs — net of accumulated amortization of $1,870 and $1,462, respectively	16,835	17,243

Total assets	$441,140	$417,099

LIABILITIES AND MEMBER'S DEFICIT:
Current Liabilities:
Accounts payable	$2,582	$882
Accrued liabilities	357	62
Accrued interest	2,821	2,821
Retainage payable	806	29,478
Payable to affiliate	—	1,823
Bonds payable — current portion	3,352	2,419

Total current liabilities	9,918	37,485
Bonds payable	380,648	381,581

Total liabilities	$390,566	$419,066

Commitments (Notes 5 and 6)
Member's equity (deficit):
Common stock, $1 par value — 10 shares authorized, none issued or outstanding	—	—
Contributed capital	53,886	986
Deficit accumulated during the development stage	(3,312)	(2,953)

Total member's equity (deficit)	50,574	(1,967)

Total liabilities and member's equity (deficit)	$441,140	$417,099

See notes to condensed consolidated financial statements.

AES RED OAK, L.L.C.
(A Development Stage Enterprise)

Consolidated Statements of Changes in Member's Equity (Deficit),
period from March 15, 2000 (inception) through June 30, 2002
(dollars in thousands)

	Common Stock
			Additional Paid-in Capital	Member's Deficit
	Shares	Amount			Total
BALANCE, MARCH 15, 2000 (inception)	—	$—	$—	$—	$—
Net Loss	—	—	—	(948)	(948)

BALANCE, DECEMBER 31, 2000	—	$—	$—	$(948)	$(948)
Contributed Capital	—	—	986	—	986
Net Loss	—	—	—	(2,005)	(2,005)

BALANCE, DECEMBER 31, 2001	—	$—	$986	$(2,953)	$(1,967)
Capital Contributions	—	—	52,900	—	52,900
Net Loss	—	—	—	(359)	(359)

BALANCE, JUNE 30, 2002	—	$—	$53,886	$(3,312)	$50,574

AES RED OAK, L.L.C.
(A Development Stage Enterprise)

Consolidated Statements of Cash Flows, for the six months ended June 30, 2002 and 2001 and the period from March 15, 2000 (inception) through June 30, 2002
(dollars in thousands)

	Six Months Ended June 30, 2002	Six Months Ended June 30, 2001	March 15, 2000 (inception) through June 30, 2002
OPERATING ACTIVITIES:
Net loss	$(359)	$(738)	$(3,312)
Amortization of deferred financing costs	408	408	1,870

Net cash provided by (used in) operating activities	49	(330)	(1,442)

INVESTING ACTIVITIES:
Payments for construction in progress	(20,735)	227,609	(408,303)
Change in:
Receivable	(3,240)	(36)	(3,240)
Receivable from affiliate	1,597	—	(269)
Accounts payable	1,700	462	2,582
Accrued liabilities	295	(17)	357
Accrued interest	—	—	2,821
Payable to affiliates	(1,823)	(690)	—
Retainage payable	(28,672)	(181,935)	806
Payments for land	—	—	(4,240)
Change in investments held by trustee	(2,072)	(46,006)	(8,206)

Net cash used in investing activities	(52,950)	(613)	(417,692)

FINANCING ACTIVITIES:
Proceeds from project debt issuance	—	—	384,000
Contributed capital	52,900	986	53,886
Payments for deferred financing costs	—	—	(18,705)

Net cash provided by financing activities	52,900	986	419,181

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1)	43	47
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	48	15	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$47	$58	$47

SUPPLEMENTAL DISCLOSURE OF OTHER ACTIVITIES:
Interest paid (net of amount capitalized)	$264	$1,164	$6,350
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Transfer of prepaid construction costs to construction in progress	$—	$131,840	$288,573

AES RED OAK, L.L.C.
(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements, three and six months ended June 30, 2002 and 2001, and the period from March 15, 2000 (inception) through June 30, 2002

1.    ORGANIZATION

        AES Red Oak, L.L.C. (the Company) was formed on September 13, 1998, in the State of Delaware, to develop, construct, own and operate an 830-megawatt (MW) gas-fired, combined cycle electric generating facility (the Facility) in Sayreville, New Jersey. The Company was considered dormant until March 15, 2000, at which time it consummated a project financing and certain related agreements. The Facility, currently under construction, will consist of three Westinghouse 501 FD combustion turbines, three unfired heat recovery steam generators, and one multicylinder steam turbine. The Facility expects to produce and sell electricity, as well as provide fuel conversion and ancillary services, solely to Williams Energy Marketing and Trading Company (Williams Energy) under a 20-year fuel conversion services, capacity and ancillary services purchase agreement expected to commence during September 2002, approximately 6.5 months after the Facility's guaranteed completion date under the EPC Contract of February 14, 2002, as defined below (see note 7). The Company may extend the commercial operation date with Williams Energy to June 30, 2003.

        The Company is in the development stage and is not expected to generate any operating revenues until the Facility achieves commercial operations. As with any new business venture of this size and nature, operation of the Facility could be affected by many factors. The Company believes that its assets are realizable.

        The Company is a wholly owned subsidiary of AES Red Oak, Inc. (Red Oak), which is a wholly-owned subsidiary of The AES Corporation (AES). Red Oak has no assets other than its ownership interests in the Company and AES Sayreville, L.L.C. Red Oak has no operations and is not expected to have any operations. Red Oak's only income will be from distributions it receives from the Company and AES Sayreville, L.L.C., once the Company achieves commercial operations. Pursuant to an equity subscription agreement (see note 5), Red Oak has agreed to contribute up to $55.75 million to the Company to fund construction after the bond proceeds have been fully utilized. The equity that Red Oak is to provide to the Company will be provided to Red Oak by AES, which owns all of the outstanding equity interest in Red Oak. AES files quarterly and annual audited reports with the Securities and Exchange Commission under the Securities Exchange Act of 1934, which are publicly available, but which do not constitute a part of, and are not incorporated into, this Form 10-Q.

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

        On March 15, 2000, the Company issued $384 million in senior secured bonds for the purpose of providing financing for the construction of the Facility and to fund, through the construction period, interest payments to the bondholders. In September 2000, the Company consummated an exchange offer whereby the holders of the senior secured bonds exchanged their privately placed senior secured bonds for registered senior secured bonds.

        The senior secured bonds were issued in two series, 8.54% senior secured bonds due 2019 (the "2019 Bonds") in an aggregate principal amount of $224 million and 9.20% senior secured bonds due 2029 (the "2029 Bonds") in an aggregate principal amount of $160 million. Principal repayment of the 2019 Bonds commences with the quarterly payment on August 31, 2002. Annual principal repayments over the life of the 2019 Bonds range from 1.0799% of original principal amount or $2.4 million to 11.2819% of original principal amount or $25.3 million. During 2002 through 2007, annual principal repayments on the 2019 Bonds are scheduled as follows:

Year	Percentage of Original Principal Amount	Annual Payment
2002	1.0799	$2.4 million
2003	2.7761	$6.2 million
2004	2.3346	$5.2 million
2005	3.1704	$7.1 million
2006	2.7257	$6.1 million
2007	3.6260	$8.1 million
Thereafter	84.2870	$188.9 million

        Principal repayment dates on the 2019 Bonds are February 28, May 31, August 31 and November 30 of each year, with the final payment due November 30, 2019. Quarterly principal repayments commence on August 31, 2002. Quarterly principal repayment of the 2029 Bonds does not commence until February 28, 2019.

2.    CONCENTRATION OF CREDIT RISK IN WILLIAMS ENERGY AND ITS AFFILIATES; RELATED DEFAULT PROVISIONS UNDER THE INDENTURE GOVERNING THE SENIOR SECURED BONDS

        Williams Energy is currently the Company's sole customer for purchases of capacity, ancillary services, and energy, and its sole source for fuel. Williams Energy's payments under the PPA are expected to provide all of our operating revenues during the term of the PPA. It is uncertain whether the Company would be able to find another purchaser or fuel source on similar terms for its facility if Williams Energy were not performing under the PPA. Any material failure by Williams Energy to make capacity and fuel conversion payments or to supply fuel under the PPA would have a severe impact on the Company's operations. The payment obligations of Williams Energy under the PPA are guaranteed by the Williams Companies, Inc. The payment obligations of the Williams Companies, Inc. are capped at an amount equal to 125% of the sum of the principal amount of our senior secured bonds, plus the maximum debt service reserve account balance.

        Under the PPA, in the event that Standard & Poor's Rating Services ("S&P") or Moody's Investors Service ("Moody's") rates the long-term senior unsecured debt of The Williams Companies, Inc. (as guarantor under the PPA) lower than investment grade, and S&P or Moody's does not reestablish within 60 days an investment grade rating for such debt, then Williams Energy must provide alternative credit support reasonably acceptable to the Company within 90 days from the date that the long term senior unsecured debt of The Williams Companies, Inc. ceases to be rated as investment grade. If Williams Energy has not provided credit support reasonably acceptable to the Company by October 21, 2002, the Company has the right to terminate the PPA. According to published sources, on July 23, 2002, S&P lowered the long-term senior unsecured debt rating of The Williams Companies, Inc. to "BB" from "BBB-" and further lowered such rating to "B" on July 25, 2002. On July 24, 2002, Moody's lowered the long-term senior unsecured debt rating of the Williams Companies, Inc. to "B1" from "Baa3." Accordingly, the Williams Companies, Inc.'s long-term senior unsecured debt is currently rated below investment grade by both S&P and Moody's, and is subject to further downgrade by both ratings agencies. On July 26, 2002, in response to these credit rating reductions, the Company provided notice to the trustee under the indenture governing the senior secured bonds that the credit rating of The Williams Companies, Inc. was lowered to below investment grade.

        As contemplated by the indenture and the power purchase agreement, the Company requested in writing that it be provided with reasonably acceptable replacement security in accordance with the terms of the power purchase agreement.

        Under Section 9.1(k) of the indenture governing the Company's senior secured bonds, it is an event of default, with respect to the PPA, if any other party thereto denies it has a material obligation under the project contract or any other party thereto defaults in respect of its obligations under such project contract, and such event would be likely to result in a material adverse effect on the Company or the Facility; provided however, that no such events shall be an event of default under the indenture if within 90 days from the occurrence of such event (A) the other party resumes performance or enters into an alternative agreement with the Company or (B) the Company enters into a replacement contract or contracts with another party or parties which (1) contains, as certified by the Company, substantially equivalent terms and conditions or, if such terms and conditions are no longer available on a commercially reasonable basis, the terms and conditions then available on a commercially reasonable basis and (2) either (I) the Company provides to the trustee and the collateral agent a ratings reaffirmation from each rating agency or (II) the Company certifies that it would, after giving effect to the alternative agreement, maintain a projected minimum senior debt service coverage ratio for each year during the remaining term of the senior secured bonds equal to or greater than the lesser of (x) the projected minimum annual senior debt service coverage ratio which would have been in effect had performance under the original power purchase agreement continued and (y) 1.25 to 1.0 or (C) the Company delivers to the trustee and collateral agent a power marketing plan and either (1) certifies that based on projections prepared on a reasonable basis and based on an independent forecast prepared at such time, the average and minimum annual senior debt service coverage ratios through the final maturity date of any outstanding senior secured bonds will at least equal such projections as set forth in the offering circular at the time of the issuance of such senior secured bonds, or (b) obtains a ratings reaffirmation from each ratings agency.

        Our dependence upon Williams Energy and its affiliates under the power purchase agreements exposes us to possible loss of revenues and fuel supply, which in turn, could negatively impact our cash flow and financial condition and may result in a default on the Company's senior secured bonds. There can be no assurances as to our ability to generate sufficient cash flow to cover operating expenses or its debt service obligations in the absence of a long-term power purchase agreement with Williams Energy.

3.    BASIS OF PRESENTATION

        In the Company's opinion, all adjustments necessary for a fair presentation of the unaudited results of operations for the three and six months ended June 30, 2002 and 2001 and the period from March 15, 2000 (inception) through June 30, 2002 are included. All such adjustments are accruals of a normal and recurring nature. The results of operations for the three and six months ended June 30, 2002 and 2001 and the period from March 15, 2000 (inception) through June 30, 2002, are not necessarily indicative of the results of operations to be expected for the full year or future periods.

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

4.    RECLASSIFICATIONS

        Certain reclassifications have been made to the 2001 financial statements to conform with 2002 presentation.

5.    EQUITY SUBSCRIPTION AGREEMENT

        The Company, along with Red Oak, has entered into an equity subscription agreement, pursuant to which Red Oak has agreed to contribute up to $55.75 million to the Company to fund project costs. As of August 1, 2002, Red Oak has contributed $52.9 million in the form of equity funding under the equity subscription agreement to help finance project costs. The Company expects to receive the remaining amounts available under the equity subscription agreement ($2.85 million) in August 2002. At that time, the Company will not have access to additional liquidity pursuant to this agreement as Red Oak would have fulfilled its funding obligations thereunder.

6.    POWER PURCHASE AGREEMENT

        The Company and Williams Energy have entered into a power purchase agreement (PPA) for the sale of all capacity produced by the Facility, as well as ancillary services and fuel conversion services. The term of the PPA is 20 years, commencing on the commercial operation date, which is defined in the PPA as the day the initial start up testing procedures have been successfully completed and notified to Williams Energy by the Company. The payment obligations of Williams Energy to the Company under the PPA are currently guaranteed by The Williams Companies, Inc. The payment obligations of The Williams Companies, Inc. under that guarantee are capped at an amount equal to 125% of the sum of the principal amount of the senior secured bonds plus the maximum debt service reserve account required balance. The Company has provided Williams Energy a letter of credit (PPA Letter of Credit) in the amount of $30 million to support specific payment obligations should the Facility not achieve commercial operation by the date required under the PPA. Upon achievement of commercial operation, the stated amount of the PPA Letter of Credit will be reduced to $10 million. The repayment obligations with respect to any drawings under the PPA Letter of Credit are a senior debt obligation of the Company. The original anticipated commercial operation date under the PPA was December 31, 2001, but such date was initially extended, at no cost, until June 30, 2002 and extended for a second time to June 30, 2003 pursuant to the Second Paid Extension Option, as described below. The Company currently anticipates that commercial operation of the Facility with Williams Energy will commence during September 2002, approximately 6.5 months after the guaranteed completion date of February 14, 2002 under the construction agreement (see note 7).

        Under the PPA, the Company had the right to extend the required commercial operation date from December 31, 2001 to June 30, 2002 (1) by providing an opinion from a third-party engineer that the commercial operation date will occur no later than June 30, 2002 (the "Free Extension Option"), or (2) by giving Williams Energy written notice of such extension no later than November 30, 2001, and paying to Williams Energy $2.5 million by no later than January 31, 2002. On November 14, 2001, the Company exercised its Free Extension Option by delivering the opinion of a third-party engineer. On December 12, 2001, Williams Energy formally accepted the required opinion of the third-party engineer. As a result, the required commercial operation date under the power purchase agreement was initially extended to June 30, 2002. In the event that the Company was not able to meet the June 30, 2002 commercial operation date, it had the right under the power purchase agreement, upon written notification to Williams Energy no later than May 21, 2002 (which represented an agreed upon extension from the original April 30, 2002 notification deadline), to again extend the commercial operation date until June 30, 2003 by paying Williams Energy an amount equal to the lesser of any actual damages Williams Energy suffers or incurs after June 30, 2002 as a result of Williams Energy reliance upon the delivery by such date or $3.0 million (the "Second Paid Extension Option"). On May 21, 2002, the Company exercised the Second Paid Extension Option. Beginning on July 1, 2002,

the Company must also pay specified amounts ranging from $11,000 per day to $50,000 per day of such extension, which through July 31, 2002, amounted to $341,000 and was paid on August 12, 2002. During the period of the Second Paid Extension Option, the Company expects to continue to collect liquidated damages through August 10, 2002 from Raytheon Company (Raytheon) under the construction agreement in the amount of $108,000 per day (see note 11). As of June 30, 2002, the Company has received from Raytheon $6.1 million in liquidated damages under the construction agreement. As of August 9, 2002, the Company has received from Raytheon $12.6 million in liquidated damages under the construction agreement, which represents the amount billed through July 2002. These liquidated damage amounts are reported as a reduction in the costs of the Facility.

        In the event that the project is not commercially operational by June 30, 2003, Williams Energy has the right to terminate the PPA. If Williams Energy terminates the PPA and the Company cannot find a long-term replacement power purchaser on favorable or reasonable terms, the Company will be required to sell its capacity and energy under shorter-term contracts or into the PJM spot market. In such event, the Company may not have financial resources sufficient to meet its financial and contractual obligations, including the timely payment of principal and interest on the senior secured bonds.

        Fuel Conversion and Other Services—Williams Energy has the obligation to deliver, on an exclusive basis, all quantities of natural gas and fuel oil required by the Facility to generate electricity or ancillary services, to start-up or shut-down the plant, and to operate the Facility during any period other than a start-up, shut-down, or required dispatch by Williams Energy for any reason.

7.    COMMITMENTS AND CONTINGENCIES

        Construction Agreement—The Company has entered into an Agreement for Engineering, Procurement and Construction services, dated as of October 15, 1999, between the Company and Washington Group International (WGI) (as the successor contractor), as amended, for the design, engineering, procurement, site preparation and clearing, civil works, construction, start-up, training and testing and to provide all materials and equipment (excluding operational spare parts), machinery, tools, construction fuels, chemicals and utilities, labor, transportation, administration and other services and items (collectively and separately, the services) of the Facility. Under a guaranty in the Company's favor, effective as of October 15, 1999, all of the WGI's obligations under the construction agreement are irrevocably and unconditionally guaranteed by Raytheon.

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

        Under the PCA, WGI has (i) assigned to the Company, as the project owner, certain of the major equipment, subcontracts and vendor contracts relating to the project, (ii) assigned to Raytheon the remaining subcontracts and vendor contracts relating to the project, (iii) agreed to complete construction of the facility on a cost reimbursable basis but otherwise in accordance with the terms of the construction agreement, with all funding to come from Raytheon, and (iv) agreed to perform obligations under the subcontracts and vendor contracts as the subagent of Raytheon. Raytheon, as guarantor under the construction agreement, will, as necessary, fund all of WGI's costs and expenses related to WGI's completion of the project. Both parties will have limited termination rights under the PCA.

        On November 21, 2001, the Company and Raytheon entered into the Owner/Guarantor Supplemental Agreement ("OGSA") pursuant to which (i) Raytheon and the Company will acknowledge that, notwithstanding the rejection of the construction agreement by WGI, Raytheon will cause the project to be completed in accordance with the terms of the construction agreement pursuant to Raytheon's performance guaranty obligations, and the construction agreement will have continuing applicability insofar as it defines (x) the obligations owed to the Company by Raytheon under its guaranty and (y) the obligations of the Company to Raytheon arising from the performance of those obligations, (ii) Raytheon (or their designees) will be designated as the Company's agent for purposes of administering the subcontracts and vendor contracts assigned by WGI to the Company, (iii) all future payments from the Company will be paid in accordance with the terms of the construction agreement directly to Raytheon, and (iv) Raytheon will indemnify the Company with respect to any claims arising out of the subcontracts and vendor contracts assumed by the Company. Although there can be no assurances, based upon (i) the Company's current assessment of progress at the construction site, (ii) the performance guaranty from Raytheon, (iii) the mutual obligations of WGI and Raytheon under the PCA, and (iv) assuming (x) that WGI and Raytheon fulfill their respective obligations under the PCA, and (y) that Raytheon continues to fulfill its obligations under its performance guarantee and the OGSA, the Company currently believes that it has sufficient funds available to complete construction of the facility, and expects the facility to become commercially operational with Williams Energy during September 2002, which is approximately 6.5 months after the February 14, 2002 guaranteed completion date under the construction agreement. See "Cautionary Note Regarding Forward-Looking Statements." Notwithstanding the Company's current belief, if the parties to the PCA fail to perform their obligations, or if Raytheon does not fulfill its obligations under its performance guarantee or the OGSA, the Company may experience significant construction delays and/or may not have sufficient funds to complete the facility.

        In the event the commercial operation date of the Facility is significantly delayed, the PPA may be terminated by Williams Energy and the Company may not have financial resources sufficient to meet its financial and contractual obligations, including the timely payment of principal and interest on the senior secured bonds. Other than with respect to developments that may have a material impact on the Company or its business operations, the Company is under no obligation nor does it intend to continuously provide updates of WGI's bankruptcy proceedings. However, copies of all pleadings filed with the Bankruptcy Court are available from the office of the clerk of the Bankruptcy Court.

        Interconnection Services Agreement (PJM)—The Company has entered into an interconnection agreement with the Independent System Operator (ISO) of the PJM Control Area on December 24, 2001 as required under the PJM Open Access Transmission Tariff. This agreement includes specifications for each generating unit that will be interconnected to the Transmission System, confirms Capacity Interconnection Rights and includes the Company agreement to abide by all rules and procedures pertaining to generation in the PJM Control Area.

        Interconnection Agreement (GPU)—The Company has entered into an interconnection agreement with Jersey Central Power & Light Company d/b/a GPU Energy (GPU) to transmit the electricity generated by the Facility to the transmission grid so that it may be sold as prescribed under the PPA. The agreement is in effect for the life of the Facility, yet may be terminated by mutual consent of both GPU and the Company under certain circumstances as detailed in the agreement. On June 22, 2001, FERC approved the Company's Market—Based Tariff petition. The Company has been importing electricity from the transmission system to support commissioning of the facility since July 2001 and the interconnection facilities have exported power to the transmission system since that time.

        Interconnection Installation Agreement (GPU)—The Company entered into an interconnection agreement with GPU on April 27, 1999 to design, furnish install and own certain facilities required to interconnect the Company with the transmission system. Under the terms of this agreement GPU will provide all labor, supervision, materials and equipment necessary to perform the interconnection installation. The cost of these interconnection facilities is approximately $5.2 million. As of August 9, 2002, the Company had paid approximately $5.1 million to GPU for these facilities. The project was completed in the second quarter. The Company is withholding $100,000 pending resolution of final open items.

        Water Supply Pipeline—The Borough is in the final stages of design and approval of the Lagoon Water Pipeline, Lagoon Pumping Station and Sayreville Interconnection Number 2. The Company is responsible for selection of a contractor and for payment of all costs. The pipeline construction has been completed. The construction contract for the Pumping Station was awarded and is completed. Startup and commissioning of this system started May 1, 2002. The cost of the pipeline and pumping station are estimated to be approximately $678,000 and $1.64 million, respectively. The Company has paid the pipeline project in full and, as of August 12, 2002, has paid approximately $1.6 million towards the pumping station.

        Gas Interconnection—Williams Energy is responsible for the construction of all natural gas interconnection facilities necessary for the delivery of natural gas up to the Company's natural gas delivery point. This includes metering equipment, valves and piping. Upon the expiration of the PPA or termination of the PPA, the Company has the right to purchase the natural gas interconnection facilities from Williams Energy. As of August 10, 2001, the interconnection facilities have been constructed by Public Service Electric & Gas for Williams Energy and has delivered full gas volume to the Facility.

        Other Construction Costs—The Company has also made road modifications at a cost of approximately $537,000, has constructed an administration building for an estimated $2.4 million, and has installed a fuel gas heater for an estimated $1.3 million. The Company has paid $1.2 million towards the fuel gas heater project and $2.2 million towards the administration building. The majority of the remaining capital expenditures are expected to be paid by the end of September 2002.

8.    DERIVATIVE INSTRUMENTS

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

        As explained in note 1, the Company will produce and sell electricity, as well as provide fuel conversion and ancillary services, solely to Williams Energy under the PPA. The Company believes the PPA does not meet the definition of a derivative under SFAS No. 133. The Company has no other contracts that meet the definition of a derivative or an embedded derivative under SFAS No. 133. Therefore, there was no significant impact on the Company's financial statements at January 1, 2001, December 31, 2001, or at June 30, 2002.

9.    PROJECT COST

        The total cost of the construction of our facility is estimated to be approximately $452.4 million, up from an original cost of $439.8 million, which has and will continue to be financed by the proceeds from our sale of the senior secured bonds ($384 million), equity contributions ($55.75 million), and expected cash flow from liquidated damages ($12.6 million received through August 9, 2002). The increase in cost has been caused by the cancellation of the discount in the price of the construction agreement after the draw back of the prepayment amount and due to an increase in the interest cost capitalized during the construction period.

        If the Company does not receive the full amount of anticipated liquidated damages from Raytheon or any anticipated cash flows from the sale of electricity during the testing phase of our facility, the Company could experience a severe impact on its current and future financial condition, results of operations, liquidity, and accordingly, its ability to make principal and interest payments on the bonds. Additionally, a significant delay in the Company's ability to reach commercial operations could result in, among other things, (i) a serious cash flow shortage to fund further construction and (ii) the termination of the power purchase agreement by Williams Energy.

        Although there can be no assurances, based upon (i) the Company's current assessment of progress at the construction site, (ii) the performance guaranty from Raytheon, (iii) the mutual obligations of WGI and Raytheon under the PCA, and (iv) assuming (x) that WGI and Raytheon fulfill their respective obligations under the PCA, and (y) that Raytheon continues to fulfill its obligations under its performance guarantee and the OGSA, the Company currently believes that it has sufficient funds available to complete construction of the Facility, and expects the Facility to become commercially operational with Williams Energy during September 2002.

10.  SENIOR SECURED BONDS RATINGS

        In an action related to the ratings downgrade of The Williams Companies, Inc, S&P lowered its ratings on the Company's senior secured bonds to "BB-" from "BBB-" on July 26, 2002 and placed the rating on creditwatch with developing implications. Additionally, on July 25, 2002, Moody's indicated that its ratings on the Company's senior secured bonds were placed under review for possible downgrade.

11.  MERCHANT OPERATIONS

        The Company reached provisional acceptance on the Facility on August 13, 2002. From August 13, 2002 through the date on which the Company commences commercial operations with Williams Energy, which is expected during September 2002, the Company expects to generate energy revenues through market sales into the PJM spot-market. The Company does not have any contracts or arrangements for such sales and there can be no assurance that its efforts to complete such sales will be successful. Any such revenues will be included in Energy Revenues on the Statements of Operations.

12.  ACCOUNTING PRONOUNCEMENTS ISSUED BUT NOT YET ADOPTED

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition, SFAS 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. The statement also contains other nonsubstantive corrections to authoritative accounting literature. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. Adoption of this standard will not have any immediate effect on the Company's consolidated financial statements.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3. The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. This standard will be accounted for prospectively.

15

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

        All statements, other than of historical facts included herein, including those regarding market trends, our financial position, business strategy, projected plans and objectives of management for future operations and the anticipated commercial operation date of the facility, are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors outside of our control that may cause our actual results or performance to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These risks, uncertainties and other factors include, among others, the following:

  •
  unexpected construction delays,
  •
  unexpected problems relating to the start-up, commissioning and performance of the facility,
  •
  the financial condition of third parties on which we depend, including in particular, Washington Group International, Inc. ("WGI"), Raytheon Company ("Raytheon"), Williams Energy, and Williams Companies Inc.,
  •
  continued performance by WGI under the construction agreement and the Project Completion Agreement,
  •
  the outcome and progression of WGI's bankruptcy proceedings and their impact on us,
  •
  our ability to find a replacement contractor on favorable or reasonable terms, if necessary,
  •
  performance by Raytheon under its performance guarantee, the Project Completion Agreement, the Owner/Guarantor Supplemental Agreement, and any related agreements,
  •
  our ability to finance any amounts due as a result of our exercise of the Second Paid Extension Option, as defined herein, under the power purchase agreement,
  •
  the termination of the power purchase agreement by Williams Energy in the event of a significant delay in achieving commercial operations,
  •
  the ability of The Williams Companies, Inc. or its affiliates to avoid a default under power purchase agreement by providing adequate security to replace their guarantee of Williams Energy's performance under the power purchase agreement,
  •
  the continued performance of Williams Energy under the power purchase agreement,
  •
  our ability to find a replacement power purchaser on favorable or reasonable terms, if necessary,
  •
  an adequate merchant market and fuel supply after the expiration, or in the event of an early termination, of the power purchase agreement,
  •
  capital shortfalls and access to additional capital on reasonable terms,
  •
  inadequate insurance coverage,
  •
  unexpected expenses or lower than expected revenues once commercial operations have begun,
  •
  environmental and regulatory compliance,
  •
  terrorists acts and adverse reactions to United States anti-terrorism activities, and
  •
  the additional factors that are unknown to us or beyond our control.

        We have no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

General

        We were formed on September 13, 1998 to develop, construct, own, operate and maintain our facility. We are in the development stage and have no operating revenues. We were dormant until March 15, 2000, the date of the sale of our senior secured bonds. We obtained $384.0 million of project financing from the sale of the senior secured bonds. The total cost of the construction of our facility is estimated to be approximately $452.4 million, which has and will continue to be financed by the proceeds from our sale of the senior secured bonds, equity contributions, and expected cash flow from liquidated damages through August 10, 2002, as described below. In late September 2000, we consummated an exchange offer whereby the holders of our senior secured bonds exchanged their privately placed senior secured bonds for registered senior secured bonds.

        Our facility is still under construction and is expected to be completed and operational with Williams Energy during September 2002. We cannot assure that these expectations will be met. See "Cautionary Note Regarding Forward-Looking Statements."

        During the 20-year term of the power purchase agreement, we expect to generate revenues from the sale of electric energy and capacity to Williams Energy and from ancillary and fuel conversion serviced. Upon its expiration, or in the event that the power purchase agreement is terminated prior its 20-year term, we would seek to generate energy revenues from the sale of electric energy and capacity into the merchant market or under new short- or long-term power purchase or similar agreements. There can be no assurances as to the successfulness of such efforts.

Equity Contributions

        Under an equity subscription agreement, AES Red Oak, Inc. is obligated to contribute up to $55.75 million to us to fund project costs. As of August 1, 2002, AES Red Oak, Inc. has contributed $52.9 million in the form of equity funding to help finance project costs. We expect to receive the remaining amounts available under the equity subscription agreement ($2.85 million) in August 2002. At that time, we will not have access to additional liquidity pursuant to this agreement as AES Red Oak, Inc. would have fulfilled its funding obligations thereunder.

Results of Operations

        As of June 30, 2002 and December 31, 2001, Construction in Progress, which includes capitalized facility construction costs, was $408.3 million and $387.6 million, respectively. For the six months ended June 30, 2002 and 2001, capitalized facility construction costs were $20.7 million and $182.0 million, respectively. For the period from March 15, 2000 (inception) through June 30, 2002, capitalized facility construction costs were $408.3 million. As discussed in greater detail below, Construction in Progress also includes the capitalization of construction related interest cost incurred on the portion of the bond proceeds expended during the construction period. These capitalized costs are included as assets on the Balance Sheets.

        For the three months ended June 30, 2002 and 2001, general and administrative costs of $134,000 and $13,000, respectively, were incurred. For the six months ended June 30, 2002 and 2001, general and administrative costs of $156,000 and $22,000, respectively, were incurred. For period March 15, 2000 (inception) through June 30, 2002, general and administrative costs of $425,000 was incurred. These costs did not directly relate to construction and are included as expenses in the Statement of Operations.

        The portion of the proceeds from the sale of the senior secured bonds that were held in the construction account pending their application on construction, were invested by the trustee. For the three months ended June 30, 2002 and 2001, the interest income earned on these invested funds was approximately $36,000 and $602,000, respectively. For the six months ended June 30, 2002 and 2001, the interest income earned on these invested funds was approximately $61,000 and $862,000, respectively. For the period March 15, 2000 (inception) through June 30, 2002, the interest income earned on these invested funds was approximately $3.6 million. These amounts are included in the Statements of Operations.

        As noted above, construction related interest costs incurred on the portion of the bond proceeds expended during the construction period is capitalized to Construction in Progress. For the three months ended June 30, 2002 and 2001, capitalized construction related interest costs were approximately $8.4 million and $7.2 million, respectively. For the six months ended June 30, 2002 and 2001, capitalized construction related interest costs were approximately $16.7 million and $15.3 million. For the period March 15, 2000 (inception) through June 30, 2002, capitalized construction related interest costs was approximately $71.1 million. These amounts are included within Construction In Progress on the Balance Sheets.

        For the three months ended June 30, 2002 and 2001, interest costs incurred on the bond proceeds not spent on construction of our facility was approximately $183,000 and $1.2 million, respectively. For the six months ended June 30, 2002 and 2001, interest costs incurred on the bond proceeds not spent on construction of our facility was approximately $264,000 and $1.6 million. For the period March 15, 2000 (inception) through June 30, 2002, interest costs incurred on the bond proceeds not spent on construction of our facility was approximately $6.5 million. These amounts are included as interest expense in the Statements of Operations.

        For the three months ended June 30, 2002 and 2001, non-capitalizable costs less net interest expense resulted in a net loss of approximately $281,000 and $637,000, respectively. For the six months ended June 30, 2002 and 2001, non-capitalizable costs less net interest expense resulted in a net loss of approximately $359,000 and $738,000, respectively. For the period March 15, 2000 (inception) through June 30, 2002, non-capitalizable costs less net interest expense resulted in a net loss of approximately $3.3 million.

        At June 30, 2002 and December 31, 2001, net losses resulted in a deficiency of earnings to fixed charges of approximately $17.0 million and $32.3 million, respectively. The results of operations may not be comparable with the results of operations during future periods, especially when our facility commences commercial operations.

Liquidity and Capital Resources

        We believe that (i) the net proceeds from the sale of the senior secured bonds, (ii) the equity contribution from AES Red Oak, Inc, (iii) expected liquidated damages from Raytheon in the amount of $108,000 per day through August 10, 2002, and (iv) cash flows, if any, from the expected sale of electricity during the testing phase of our facility will be sufficient to (1) fund the engineering, procurement, construction, testing and commissioning of our facility until it is placed in commercial operation, (2) pay certain fees and expenses in connection with the financing and development of our project and (3) pay project costs, including interest on the senior secured bonds. The balance of the construction account and the amount remaining available under the equity contribution agreement are approximately $8.1 million and $2.85 million, respectively, at June 30, 2002. Additionally, we have received approximately $12.6 million in liquidated damages from Raytheon. As of June 30, 2002, we estimate the cost to complete the facility at $452.4 million. On August 31, 2002, the first principal payment on our senior secured bonds is payable in the amount of approximately $1.2 million.

        We reached provisional acceptance on the facility on August 13, 2002. From August 13, 2002 through the date on which we commence commercial operations with Williams Energy, which is expected during September 2002, we expect to generate energy revenues through market sales into the PJM spot-market. We do not have any contracts or arrangements for such sales and there can be no assurance that its efforts to complete such sales will be successful. Any such revenues will be included in Energy Revenues on the Statements of Operations.

        After our facility is placed in commercial operation with Williams Energy, we will depend on revenues under the power purchase agreement. Upon its expiration, or in the event that the power purchase agreement is terminated prior its 20-year term, our liquidity would be dependent on our ability to generate energy revenues from the sale of electric energy and capacity into the merchant market or under new short- or long-term power purchase or similar agreements. There can be no assurances that such efforts will be successful or that we will be able to generate sufficient cash flow to cover operating expenses or our debt service obligations in the absence of a long-term power purchase agreement.

        If necessary, we also have access to liquidity under several letters of credit and other agreements. Under the construction agreement, the contractor is entitled to post a letter of credit in the amount of the then current retainage in lieu of cash. On March 4, 2002, Raytheon provided us with a letter of credit in the amount of $29.5 million, which amount represented the outstanding amount of retainage under the construction agreement on the date the letter of credit was posted. The amount of such letter of credit was increased to $30.0 million in July 2002. We may draw on this letter of credit in the event that Raytheon fails to pay us any amount owed to us under the construction agreement, including a failure to pay liquidated damages through August 10, 2002, as described above. Furthermore, we have provided the collateral agent with a debt service reserve letter of credit in an initial stated amount of $22.0 million. The collateral agent may draw on the debt service reserve letter of credit commencing on the earlier of the guaranteed provisional acceptance date under the construction agreement or the commercial operation date of the facility. The guaranteed provisional acceptance date has passed, thus the debt service reserve letter of credit is available in accordance with its terms. We also have a working capital agreement that, prior to the earlier of the commercial operation date or the guaranteed provisional acceptance date, we can borrow up to $1 million for the purchase or transportation of gas for use at the project. After the provisional acceptance date and the commercial operation date the available amount under the working capital agreement can be increased to a maximum aggregate principal amount of $2.5 million that can be used for operating and maintenance costs. From time to time we may request an increased commitment under the working capital agreement that the lenders may, at their sole discretion and by unanimous consent, grant to us.

        During the six months ended June 30, 2002, we paid approximately $3.8 million in project costs. As of June 30, 2002, we have committed to five major additional capital expenditures. At August 12, 2002, the unpaid portion of these five expenditures totals approximately $500,000. These expenditures are for a water pipeline for approximately $36,000, a water pumping station for approximately $40,000, an administration office building for approximately $230,000, a fuel gas heater for approximately $100,000, and the interconnection facilities for approximately $100,000 (pending resolution of final open items). The construction of the Jersey Central Power interconnection facilities are essentially completed at a total cost of approximately $5.1 million. We expect to pay the remaining balance of these commitments during the third quarter of 2002.

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

        After we achieve commercial operations, we expect to receive variable operations and maintenance payments, total fixed payments, energy exercise fee payments, each as defined in the power purchase agreement, and other payments for the delivery of fuel conversion, capacity and ancillary services under the power purchase agreement. These payments will be our only source of operating revenues and will be used to fund our generation expenses and other operations and maintenance expenses, as well as providing senior debt service coverage ratios greater than 1.2 to 1, as required during the term of the power purchase agreement. Upon the expiration or early termination of the power purchase agreement, our liquidity would be dependent on our ability to generate energy revenues from the sale of electric energy and capacity into the merchant market or under new short- or long-term power purchase or similar agreements.

Risks that May Impact Our Liquidity

        A delay in the completion of construction of our facility may result in a cash flow shortage and the termination of the power purchase agreement.

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

        Although there can be no assurances, based upon (i) our current assessment of progress at the construction site, (ii) the performance guaranty from Raytheon, (iii) the mutual obligations of WGI and Raytheon under the PCA, and (iv) assuming (x) that WGI and Raytheon fulfill their respective obligations under the PCA, and (y) that Raytheon continues to fulfill its obligations under its performance guarantee and the OGSA, we currently believe that we have sufficient funds available to complete construction of the facility, and expect the facility to become commercially operational during September, 2002, which is approximately 6.5 months after the February 14, 2002 guaranteed completion date under the construction agreement. Notwithstanding our current belief, if the parties to the PCA fail to perform their obligations, or if Raytheon does not fulfill its obligations under its performance guarantee or the OGSA, we may experience significant construction delays and/or may not have sufficient funds to complete the facility.

        In the event that the project is not commercially operational by June 30, 2003, or the facility does not achieve commercial operation by the commercial operation date as extended, Williams Energy has the right to terminate the power purchase agreement. If Williams Energy terminates the power purchase agreement and we cannot find a long-term replacement power purchaser on favorable or reasonable terms, we will be required to sell our capacity and energy under shorter-term contracts or into the Pennsylvania-New Jersey-Maryland ("PJM") spot market. In such event, we may not have financial resources sufficient to meet our financial and contractual obligations, including the timely payment of principal and interest on the senior secured bonds.

        Our dependence upon Williams Energy and its affiliates under the power purchase agreements exposes us to possible loss of revenues and fuel supply, which in turn, could negatively impact our cash flow and financial condition and result in a default on our senior secured bonds..

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

        Under the power purchase agreement, in the event that Standard & Poor's Rating Services ("S&P") or Moody's Investors Service ("Moody's") rates the long-term senior unsecured debt of The Williams Companies, Inc. (as guarantor under the power purchase agreement) lower than investment grade, and S&P and/or Moody's does not reestablish within 60 days an investment grade rating for such debt, then Williams Energy must provide alternative credit support reasonably acceptable to us within 90 days from the date that the long term senior unsecured debt of The Williams Companies, Inc. ceases to be rated as investment grade. If Williams Energy has not provided credit support reasonably acceptable to us by October 21, 2002, we have the right to terminate the power purchase agreement. According to published sources, on July 23, 2002, S&P lowered the long-term senior unsecured debt rating of The Williams Companies, Inc. to "BB" from "BBB-" and further lowered such rating to "B" on July 25, 2002. On July 24, 2002, Moody's lowered the long-term senior unsecured debt rating of the Williams Companies, Inc. to "B1" from "Baa3." Accordingly, the Williams Companies, Inc.'s long-term senior unsecured debt is currently rated below investment grade by both S&P and Moody's, and is subject to further downgrade by both ratings agencies. On July 26, 2002, in response to these credit rating reductions, we provided notice to the trustee under the indenture governing the senior secured bonds that the credit rating of The Williams Companies, Inc. was lowered to below investment grade. As contemplated by the indenture and the power purchase agreement, we requested in writing that we be provided with reasonably acceptable replacement security in accordance with the terms of the power purchase agreement.

        There can be no assurances as to our ability to generate sufficient cash flow to cover operating expenses or its debt service obligations in the absence of a long-term power purchase agreement with Williams Energy.

        Under Section 9.1(k) of the indenture governing the our senior secured bonds, it is an event of default, with respect to the power purchase agreement, if any other party thereto denies it has a material obligation under the project contract or any other party thereto defaults in respect of its obligations under such project contract, and such event would be likely to result in a material adverse effect on us or the facility; provided however, that no such events shall be an event of default under the indenture if within 90 days from the occurrence of such event (A) the other party resumes performance or enters into an alternative agreement with us or (B) we enter into a replacement contract or contracts with another party or parties which (1) contains, as certified by us, substantially equivalent terms and conditions or, if such terms and conditions are no longer available on a commercially reasonable basis, the terms and conditions then available on a commercially reasonable basis and (2) either (I) we provide to the trustee and the collateral agent a ratings reaffirmation from each rating agency or (II) we certify that we would, after giving effect to the alternative agreement, maintain a projected minimum senior debt service coverage ratio for each year during the remaining term of the senior secured bonds equal to or greater than the lesser of (x) the projected minimum annual senior debt service coverage ratio which would have been in effect had performance under the original power purchase agreement continued and (y) 1.25 to 1.0 or (C) we deliver to the trustee and collateral agent a power marketing plan and either (1) certify that based on projections prepared on a reasonable basis and based on an independent forecast prepared at such time, the average and minimum annual senior debt service coverage ratios through the final maturity date of any outstanding senior secured bonds will at least equal such projections as set forth in the offering circular at the time of the issuance of such senior secured bonds, or (b) obtains a ratings reaffirmation from each ratings agency.

Business Strategy and Outlook

        Our overall business strategy is to market and sell all of our net capacity, fuel conversion and ancillary services to Williams Energy during the 20-year term of the power purchase agreement. After expiration or in the event of an early termination of the power purchase agreement, we anticipate selling our facility's capacity, ancillary services and energy in the spot market or under a short- or long-term power purchase agreement or into the PJM power pool market. We intend to cause our facility to be managed, operated and maintained in compliance with the project contracts and all applicable legal requirements.

Accounting Pronouncements Issued But Not Yet Adopted

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition, SFAS 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. The statement also contains other nonsubstantive corrections to authoritative accounting literature. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. Adoption of this standard will not have any immediate effect on the Company's consolidated financial statements.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3. The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. This standard will be accounted for prospectively.

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

PART II. OTHER INFORMATION

Item 5. OTHER INFORMATION

        In an action related to the ratings downgrades of The Williams Companies, Inc, S&P lowered its ratings on our senior secured bonds to "BB-" from "BBB-" on July 26, 2002 and placed the rating on creditwatch with developing implications. Additionally, on July 25, 2002, Moody's indicated that its ratings on our senior secured bonds were placed under review for possible downgrade. We do not believe that these or future ratings downgrades of our senior secured bonds will have any direct or immediate effect on us as none of our financing documents or project contracts have provisions that are triggered by a reduction of the ratings on our senior secured bonds.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

  a)    Exhibits

        None

  b)    Reports on Form 8-K

        On June 21, 2002, we filed a Form 8-K (Item 5) with respect to our excise of the Second Paid Extension Option under the power purchase agreement. No other Form 8-K filings were made during the quarter ended June 30, 2002. However, on July 29, 2002, we filed a Form 8-K (Item 5) with respect to the ratings downgrade of The Williams Companies, Inc. and a related notice provided to the trustee under the indenture governing our senior secured bonds. Neither the June 21 nor the July 29, 2002 Form 8-K included any financial statements.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AES RED OAK, L.L.C.
Date: August 14, 2002	By:	/s/ A.W. BERGERON A.W. Bergeron Vice President
Date: August 14, 2002	By:	/s/ WILLIAM R. BAYKOWSKI William R. Baykowski Principal Accounting Officer