Form 10-Q
period 2002-09-30
AES RED OAK LLC
filed 2002-11-14
CIK 1117445

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 333-91391

AES RED OAK, L.L.C.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	54-1889658 (I.R.S. Employer Identification Number)

832 Red Oak Lane, Sayreville, NJ 08822
(732) 238-1462
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

AES RED OAK, L.L.C.
Condensed Consolidated Statements of Operations,
Three and Nine Months Ended September 30, 2002 and 2001
(dollars in thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
OPERATING REVENUES
Energy	$15,060	$—	$15,060	$—
OPERATING EXPENSES
Operating expenses	(9,884)	—	(9,884)	—
General and administrative costs	(208)	(35)	(364)	(57)

Operating income (loss)	4,968	(35)	4,812	(57)
OTHER INCOME/EXPENSE
Other income	339	—	339	—
Interest income	34	543	95	1,405
Interest expense	(4,310)	(1,326)	(4,574)	(2,904)

NET INCOME (LOSS)	$1,031	$(818)	$672	$(1,556)

See notes to condensed consolidated financial statements.

AES RED OAK, L.L.C.
Condensed Consolidated Balance Sheets,
as of September 30, 2002 and December 31, 2001
(dollars in thousands)

	September 30, 2002	December 31, 2001
ASSETS:
Current Assets:
Cash and cash equivalents	$35	$48
Accounts receivable — trade	6,606	—
Accounts receivable — affiliates	202	43
Other receivables	265	—
Prepaid expense	513	—
Restricted cash — at cost, which approximates market value	8,299	6,134

Total current assets	15,920	6,225
Land	4,240	4,240
Property, plant, and equipment net of accumulated depreciation of $1,475 and $0	419,048	—
Construction in process	982	387,568
Deferred financing costs — net of accumulated amortization of $2,071 and $1,462, respectively	16,634	17,243

Total assets	$456,824	$415,276

LIABILITIES AND MEMBER'S CAPITAL (DEFICIT):
Current Liabilities
Accounts payable	$10,350	$882
Accrued liabilities	348	62
Accrued interest	2,812	2,821
Retention payable	—	29,478
Bonds payable, current portion	4,785	2,419

Total current liabilities	18,295	35,662
Bonds payable	378,005	381,581
Other long-term liabilities	6,069	—

Total liabilities	$402,369	$417,243

Commitments (notes 5, 6, and 7)
Member's capital (deficit):
Common stock, $1 par value- 10 shares authorized, none issued or outstanding	—	—
Contributed capital	56,736	986
Member's deficit	(2,281)	(2,953)

Total member's capital (deficit)	54,455	(1,967)

Total liabilities and member's capital (deficit)	$456,824	$415,276

See notes to condensed consolidated financial statements.

AES RED OAK, L.L.C.
Condensed Consolidated Statement of Changes in Member's Capital (Deficit)
Period from December 31, 2001 through September 30, 2002
(dollars in thousands)

	Common Stock
			Additional Paid-in Capital	Accumulated Deficit
	Shares	Amount			Total
BALANCE DECEMBER 31, 2001	—	$—	$986	$(2,953)	$(1,967)

Contributed capital	—	—	55,750	—	55,750
Net income	—	—	—	672	672

BALANCE SEPTEMBER 30, 2002	—	$—	$56,736	$(2,281)	$54,455

See notes to condensed consolidated financial statements.

AES RED OAK, L.L.C.
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
September 30, 2002 and 2001
(dollars in thousands)

	Nine months Ended September 30
	2002	2001
OPERATING ACTIVITIES:
Net income (loss)	$672	$(1,556)
Amortization of deferred financing costs	609	612
Depreciation	1,475	—
Change in
Accrued liabilities	286	—
Accrued interest	(9)	—
Accounts receivable — trade	(6,606)	—
Accounts receivable — affiliates	(159)	—
Other receivables	(265)	—
Prepaid expenses	(513)	—
Accounts payable	1,950	—

Net cash used in operating activities	$(2,560)	$(944)

INVESTING ACTIVITIES:
Transfer from prepaid construction costs	$—	$227,609
Payments for construction in progress	(51,965)	(205,757)
Purchases of property, plant, and equipment	—	—
Change in
Accrued liabilities	—	(28)
Other receivables	—	21
Accounts receivable — affiliates	—	(131)
Payable to affiliates	—	(815)
Accounts payable and other long-term liabilities	2,137	10,721
Restricted cash	(2,165)	(31,656)

Net cash used in investing activities	$(51,993)	$(36)

FINANCING ACTIVITIES:
Payment of principal on bonds payable	$(1,210)	$—
Contribution from parent	55,750	986

Net cash provided by financing activities	$54,540	$986

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(13)	$6

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	48	15
CASH AND CASH EQUIVALENTS, END OF PERIOD	$35	$21

SUPPLEMENTAL DISCLOSURE:
Interest paid (net of amounts capitalized)	$1,689	$2,668
Transfer of prepaid construction costs to construction in progress	—	131,840
Receipt of spare parts under long-term service agreement	10,500	—
Receipt of spare parts on balance of plant	950	—

See notes to condensed consolidated financial statements.

AES RED OAK, L.L.C.
Notes to Condensed Consolidated Financial Statements

1.    ORGANIZATION

        AES Red Oak, L.L.C. (the Company) was formed on September 13, 1998 in the State of Delaware, to develop, construct, own, and operate an 830-megawatt (MW) gas-fired, combined cycle electric generating facility (the Facility) in Sayreville, New Jersey. The Company was considered dormant until March 15, 2000, at which time it consummated a project financing and certain related agreements. The Facility consists of three Westinghouse 501 FD combustion turbines, three unfired heat recovery steam generators, and one multicylinder steam turbine. The Facility produces and sells electricity, as well as provides fuel conversion and ancillary services, solely to Williams Energy Marketing and Trading Company (Williams Energy) under a 20-year fuel conversion services, capacity, and ancillary services purchase agreement (the Power Purchase Agreement), which commenced on September 1, 2002, approximately 6.5 months after the Facility's guaranteed completion date under the EPC Contract of February 14, 2002 as defined below (see note 6). The Company reached provisional acceptance on August 11, 2002, risk transfer on August 13, 2002, and became commercially available on September 1, 2002. Williams Energy has disputed the September 1, 2002 commercial operation date and has informed the Company that it recognizes the commercial availability of the Facility as of September 28, 2002. The Company expects to settle the dispute through arbitration during the second quarter of 2003 (see note 8).

        After the Facility reached provisional acceptance, the Company elected to confirm reliability for up to 19 days before binding with Williams Energy. As more fully described in notes 3 and 6, beginning August 13, 2002 (the risk transfer date) through August 31, 2002, the Company operated the Facility as a merchant plant with electric revenues sold to Williams Energy, in its capacity as the Company's PJM account representative, at spot market prices and buying gas from Williams Energy at spot market prices. Additionally, during September 2002, the Company made net electric energy available to Williams Energy during times other than receiving a Williams Energy dispatch notice. This net electric energy is referred to as "other Sales of energy" in the Power Purchase Agreement and is sold at the local marginal price commonly referred to as spot market energy. Gas required for this energy generation was purchased from Williams Energy at spot market prices.

        The Company is a wholly owned subsidiary of AES Red Oak, Inc. (Red Oak), which is a wholly-owned subsidiary of The AES Corporation (AES). Red Oak has no assets other than its ownership interests in the Company and AES Sayreville, L.L.C. Red Oak has no operations and is not expected to have any operations. Red Oak's only income will be from distributions it receives from the Company and AES Sayreville, L.L.C., following the Company's achievement of commercial operations. Pursuant to an equity subscription agreement (see note 5), Red Oak was required to contribute up to $55.75 million to the Company to fund construction. As of September 30, 2002, all $55.75 million has been contributed. The equity that Red Oak provided to the Company was provided to Red Oak by AES. AES files quarterly and annual reports with the Securities and Exchange Commission under the Securities Exchange Act of 1934, which are publicly available, but do not constitute a part of, and are not incorporated into, this Form 10-Q.

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

        The senior secured bonds were issued in two series: 8.54% senior secured bonds due 2019 (the 2019 Bonds) in an aggregate principal amount of $224 million and 9.20% senior secured bonds due 2029 (the 2029 Bonds) in an aggregate principal amount of $160 million. Principal repayment of the 2019 Bonds commenced with the quarterly payment on August 31, 2002. Annual principal repayments over the life of the 2019 Bonds range from 1.0799% of original principal amount or $2.4 million to 11.2819% of original principal amount or $25.3 million. During 2002 through 2007, annual principal repayments on the 2019 Bonds are scheduled as follows:

Year	Percentage of Original Principal Amount	Annual Payment
2002	1.0799	$2.4 million
2003	2.7761	$6.2 million
2004	2.3346	$5.2 million
2005	3.1704	$7.1 million
2006	2.7257	$6.1 million
2007	3.6260	$8.1 million

Thereafter	84.2870	$188.9 million

        Principal repayment dates on the 2019 Bonds are February 28, May 31, August 31, and November 30 of each year, with the final payment due November 30, 2019. Quarterly principal repayments commenced on August 31, 2002. Quarterly principal repayment of the 2029 Bonds does not commence until February 28, 2019.

        In an action related to the ratings downgrade of The Williams Companies, Inc., Standard & Poor's Rating Services (S&P) lowered its ratings on the Company's senior secured bonds to "B" from "BB" on July 25, 2002 and placed the rating on credit watch with developing implications. Additionally, on July 24, 2002, Moody's Investors Service (Moody's) indicated that its ratings on the Company's senior secured bonds were placed under review for possible downgrade. On October 7, 2002, Moody's lowered its ratings on the Company's senior secured bonds to "Ba2" from "Baa3," and ratings remain on review for possible further downgrade. Known impacts of such rating downgrades are higher fees paid by the Company for draws on any of its project support agreements and the Company's working capital facility becoming unavailable. The Company does not believe that such ratings downgrades will have any other direct or immediate effect on the Company, as none of the other financing documents or project contracts have provisions that are triggered by a reduction of the ratings of the bonds.

        In connection with the initial financing of the Facility, the Company entered into a working capital agreement (the "WCA") pursuant to which it could borrow up to $2.5 million from time to time for use in connection with the payment of operating and maintenance costs of the project. The obligation of the banks that are party to the WCA to extend loans to us under the WCA is subject to, among others, the following conditions precedent:

  •
  the Company's senior secured bonds are rated "BBB-" or higher by S&P and "Baa3" or higher by Moody's;
  •
  no default or event of default under the WCA has occurred and is continuing; and
  •
  no event has occurred and is continuing which could reasonably be expected to have a material adverse effect on the Company.

        Other than as a result of a default by the Company, the WCA expires five years from the closing date of the project financing (March 15, 2000), but may be extended by the participating banks for an additional one or more years. The principal amount of each loan will be due and payable 180 days after the loan is advanced subject to an annual 30-day cleanup period. However, the Company may re-borrow all amounts repaid or prepaid up to the working capital commitment. As of September 30,

2002, the Company had no outstanding loans under the WCA. Among other things, an event of default under the WCA includes the occurrence of an event of default under the indenture governing the senior secured bonds.

        As a result of the Company's senior secured bonds having a rating lower than "BBB-" by S&P and lower than "Baa3" by Moody's, funds currently are not available to the Company under the WCA and will not be available unless the ratings of the senior secured bonds of the Company satisfy the condition precedent contained in the WCA or the lenders party to the WCA waive such condition. There can be no assurance that the ratings on the senior secured bonds of the Company will be increased or that the lenders will waive any of the conditions precedent set forth in the WCA.

2.    CONCENTRATION OF CREDIT RISK IN WILLIAMS ENERGY AND AFFILIATES

        Williams Energy is currently the Company's sole customer for purchases of capacity, ancillary services, and energy and its sole source for fuel. Williams Energy's payments under the Power Purchase Agreement are expected to provide all of the Company's operating revenues during the term of the Power Purchase Agreement. It is uncertain whether the Company would be able to find another purchaser or fuel source on similar terms for its Facility if Williams Energy were not performing under the Power Purchase Agreement. Any material failure by Williams Energy to make capacity and fuel conversion payments or to supply fuel under the Power Purchase Agreement would have a severe impact on the Company's operations. The payment obligations of Williams Energy under the Power Purchase Agreement are guaranteed by the Williams Companies, Inc. The payment obligations of the Williams Companies, Inc. are capped at an amount equal to 125% of the sum of the principal amount of our senior secured bonds, plus the maximum debt service reserve account balance (see note 6). Due to the downgrade of the Williams Companies, Inc., this guarantee has been supplemented by additional alternative security as required under the Power Purchase Agreement (see note 6).

        The Company's dependence upon the Williams Companies, Inc. and its affiliates under the Power Purchase Agreement exposes the Company to possible loss of revenues and fuel supply, which in turn, could negatively impact its cash flow and financial condition and may result in a default on its senior secured bonds. There can be no assurances as to the Company's ability to generate sufficient cash flow to cover operating expenses or its debt service obligations in the absence of a long-term power purchase agreement with Williams Energy.

3.    BASIS OF PRESENTATION

        In the Company's opinion, all adjustments necessary for a fair presentation of the unaudited results of operations for the interim periods presented herein are included. All such adjustments are accruals of a normal and recurring nature. Prior to the August 13, 2002 date of risk transfer, the Facility was under construction, and the Company was a development stage company. Accordingly, the results of operations and cash flows for the three and nine months ended September 30, 2002 and 2001 are not comparable. Undue reliance should not be placed upon a period-by-period comparison. The results of operations for the three and nine month periods presented herein are not necessarily indicative of the results of operations to be expected for the full year or future periods.

        On September 1, 2002, the Company notified Williams Energy of availability and a date of commercial operation of September 1, 2002, as described in the Power Purchase Agreement. Williams Energy has disputed a commercial operation date of September 1, 2002 and has informed the Company that Williams Energy recognizes the commercial availability of the Facility as of September 28, 2002. The Company expects to settle the dispute through arbitration during the second quarter of 2003. The total amount in dispute is $7.9 million, which includes a $314,000 merchant price gas charge dispute, a $594,000 payment extension option dispute, and a $7.0 million commercial operation start date dispute (see note 8).

        As of September 30, 2002, accounts receivable-trade of approximately $6.6 million consists of unpaid invoices from Williams Energy of which $3.2 million of this amount is currently in dispute (see note 8).

        The Company generates energy revenues under the Power Purchase Agreement with Williams Energy. During the 20-year term of the agreement, the Company expects to sell capacity and electric energy produced by the Facility, as well as ancillary services and fuel conversion services. Under the Power Purchase Agreement, the Company also generates revenues from meeting (1) base electrical output guarantees and (2) heat rate rebates through efficient electrical output. Revenues from the sales of electric energy and capacity are recorded based on output delivered and capacity provided at rates as specified under contract terms. Revenues for ancillary and other services are recorded when the services are rendered. After the Facility reached provisional acceptance, the Company elected to confirm reliability for up to 19 days before binding with Williams Energy. Beginning on August 13, 2002, the risk transfer date, the Company operated the Facility as a merchant plant with electric revenues sold to Williams Energy at spot market price and buying gas from Williams Energy at spot market prices. Additionally, during September 2002, the Company made net electric energy available to Williams Energy during times other than receiving a Williams Energy dispatch notice. This net electric energy is referred to as "other Sales of energy" in the Power Purchase Agreement and is sold at the local marginal price commonly referred to as spot market energy. Gas required for this energy generation was purchased from Williams Energy at spot market prices. The Company recognized merchant revenues of approximately $11.1 million and fuel expenses of approximately $6.9 million for the three and nine months ended September 30, 2002. These amounts are included within energy revenues and operating costs in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2002.

        Upon its expiration, or in the event that the Power Purchase Agreement is terminated prior to its 20-year term, the Company would seek to generate energy revenues from the sale of electric energy and capacity into the merchant market or under new short- or long-term power purchase or similar agreements. There can be no assurances as to whether such efforts would be successful.

        These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principals (GAAP) for complete financial statements. Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP, they should be read in conjunction with the audited financial statements for the period ended December 31, 2001 and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

4.    RECLASSIFICATIONS

        Certain reclassifications have been made to the 2001 financial statements to conform to 2002 presentation.

5.    EQUITY SUBSCRIPTION AGREEMENT

        The Company, along with Red Oak, has entered into an equity subscription agreement, pursuant to which Red Oak has agreed to contribute up to $55.75 million to the Company to fund project costs. As of September 30, 2002, Red Oak contributed $55.75 million in the form of equity funding under the equity subscription agreement to help finance project costs. The Company does not have access to additional liquidity pursuant to this agreement as Red Oak has fulfilled its funding obligations thereunder.

6.    POWER PURCHASE AGREEMENT

        The Company and Williams Energy have entered into the Power Purchase Agreement for the sale of all electric energy and capacity produced by the Facility, as well as ancillary and fuel conversion services. The term of the Power Purchase Agreement is 20 years, which commenced on the date of commercial availability, September 1, 2002. However, as discussed in note 8, such date of commercial availability is in dispute. Payment obligations to the Company are guaranteed by The Williams Companies, Inc. Such payment obligations under the guarantee are capped at an amount equal to 125% of the sum of the principal amount of the senior secured bonds, plus the maximum debt service reserve account required balance. In connection with the Facility's achievement of commercial availability on September 1, 2002, the stated amount of the letter of credit, posted by the Company pursuant to the terms of the Power Purchase Agreement to support specific payment obligations of the Company should the Facility not achieve commercial operation by the date required under the Power Purchase Agreement (the PPA Letter of Credit), was reduced from $30 million to $10 million on September 28, 2002. The repayment obligations with respect to any drawings under the PPA Letter of Credit are a senior debt obligation of the Company.

        Pursuant to the Power Purchase Agreement, the Company exercised its right to extend the commercial operation date from December 31, 2001 to June 30, 2002 granted under the free extension option. In addition, the Company had the right under the Power Purchase Agreement to again extend the commercial operation date from June 30, 2002 to June 30, 2003, upon written notification to Williams Energy no later than May 21, 2002 (which represented an agreed upon extension from the original April 30, 2002 notification deadline), by paying Williams Energy an amount equal to the lesser of any actual damages Williams Energy suffers or incurs after June 30, 2002 as a result of Williams Energy reliance upon the delivery by such date or $3.0 million (the Second Paid Extension Option). On May 21, 2002, the Company exercised the Second Paid Extension Option. As of the date hereof, Williams Energy has not formally notified the Company of the amount, if any, of actual damages incurred by Williams Energy. Beginning on July 1, 2002 through August 31, 2002, the Company paid liquidated damages for late commercial operation date fees owed to Williams Energy at the rate of $11,000 per day for the period of such extension, which through August 31, 2002, amounted to $682,000, and this extension payment was paid on September 10, 2002. This amount was capitalized as a cost of the project. During the period of the Second Paid Extension Option, the Company continued to collect liquidated damages through August 10, 2002 from Raytheon Company (Raytheon) under the construction agreement in the amount of $108,000 per day. As of September 30, 2002, the Company had received $14 million in liquidated damages from Raytheon under the construction agreement. These liquidated damages amounts are reported as a reduction in the cost of the Facility.

        The Company has entered into arbitration with Williams Energy to resolve certain disputes regarding the date of commercial operation and the proper interpretation of certain provisions of the Power Purchase Agreement relating to the amounts claimed by the Company to be payable by Williams Energy. During the nine months ended September 30, 2002, Williams Energy has withheld or offset from amounts invoiced by the Company amounts that Williams Energy believes were improperly invoiced based on Williams Energy's interpretation of the Power Purchase Agreement. Such withheld or offset amounts equal approximately $7.9 million. While the Company believes that its interpretation of the Power Purchase Agreement is correct, the Company cannot predict the outcome of this matter.

        Williams Energy is currently the Company's sole customer for purchases of capacity, ancillary services, and energy and the Company's sole source for fuel. Williams Energy's payments under the Power Purchase Agreement are expected to provide all of the Company's operating revenues during the term of the Power Purchase Agreement. It is uncertain whether the Company would be able to find another purchaser or fuel source on similar terms for the Facility if Williams Energy were not performing under the Power Purchase Agreement. Any material failure by Williams Energy to make capacity and fuel conversion payments or to supply fuel under the Power Purchase Agreement would have a severe impact on the Company's operations.

        Pursuant to Section 18.3 of the Power Purchase Agreement, in the event that S&P or Moody's rates the long-term senior unsecured debt of The Williams Companies, Inc. lower than investment grade, The Williams Companies, Inc. is required to supplement The Williams Companies, Inc. guarantee with additional alternative security that is acceptable to the Company within 90 days after the loss of such investment grade rating. According to published sources, on July 23, 2002, S&P lowered the long-term senior unsecured debt rating of The Williams Companies, Inc. to "BB-" from "BBB-" and further lowered such rating to "B" on July 25, 2002. On July 24, 2002, Moody's lowered the long-term senior unsecured debt rating of The Williams Companies, Inc. "B1" from "Baa3."

        Due to the downgrade of The Williams Companies, Inc. to below investment grade, the Company and Williams Energy entered into a letter agreement dated November 7, 2002 (the Letter Agreement), under which Williams Energy will provide the Company (a) a prepayment of $10 million within five business days after execution of the Letter Agreement (the Prepayment); (b) alternative credit support equal to $35 million on or before January 6, 2003 in any of the following forms (i) cash, (ii) letter(s) of credit with the Company as the sole beneficiary substantially in the form of the PPA Letter of Credit, unless mutually agreed to otherwise, or (iii) a direct obligation of the United States Government delivered to a custodial securities account as designated by the Company with a maturity of not more than three years; and (c) replenish any portion of the alternative credit support that is drawn, reduced, cashed, or redeemed, at any time, with an equal amount of alternative credit support. In the Letter Agreement, the Company and Williams Energy acknowledge that the posting of such alternative credit support and Williams Energy's agreement and performance of the requirements of (a), (b), and (c) as set forth in the immediately preceding sentence, shall be in full satisfaction of Williams Energy's obligations contained in Section 18.3 of the Power Purchase Agreement. In the Letter Agreement, the Company and William Energy expressly agree that the posting of the Prepayment or any alternative credit support either now or in the future or any other terms set forth in the Letter Agreement, are not intended, nor do they, modify, alter, or amend in any way, the terms and conditions or relieve The Williams Company, Inc. from any obligations it has under its guarantee of the payment obligations of Williams Energy under the Power Purchase Agreement. The guaranty remains in full force and effect, and the Company retains all of its rights and remedies provided by that guaranty.

        Under the terms of the Letter Agreement, the Company will be obligated to return the Prepayment to Williams Energy upon the earlier of (i) the Williams Companies, Inc. regaining its investment grade rating or Williams Energy provides a substitute guaranty of investment grade rating; (ii) the beginning of Contract Year 20; or (iii) the posting of alternative credit support by Williams Energy as set forth below. In the case of items (i) and (iii) above, except to the extent, in the case of item (iii), Williams Energy elects to have all or a portion of the Prepayment make up a combination of the alternative credit support required to be posted pursuant to Section 18.3(b) of the Power Purchase Agreement, Williams Energy shall have the right to recoup the Prepayment by set-off of any and all amounts owing to the Company under the Power Purchase Agreement beginning no earlier than the June in the calendar year after the occurrence of item (i) or (iii) and continuing thereafter until the Prepayment has been fully recovered. In the case of item (ii) above, Williams Energy shall have the right to immediately set-off all amounts owing to the Company under the Power Purchase Agreement after the occurrence of item (ii) and continuing thereafter until the Prepayment has been fully recovered. Except to the extent Williams Energy elects to include the Prepayment as part of the alternative credit support, the amount of alternative credit support posted by Williams Energy pursuant to the Letter Agreement shall be initially reduced by the amount of the Prepayment, and Williams Energy shall thereafter increase the alternative credit support proportionately as Williams Energy recoups the Prepayment set-off on the payment due date of amounts owing to the Company.

        If the Company does not return the Prepayment to Williams Energy as set forth in the preceding paragraph, then the Company shall be considered in default under the Letter Agreement and Williams Energy shall be entitled to enforce any and or all of its contractual rights and remedies as set forth in the Power Purchase Agreement, including, but not limited to, drawing on the Letter of Credit previously posted by the Company in favor of Williams Energy. If on or before January 6, 2003, Williams Energy has not posted alternative credit support in addition to or in replacement of the Prepayment, then the Company shall be entitled to enforce any or all contractual rights and remedies of the Company as set forth in the Power Purchase Agreement.

7.    COMMITMENTS AND CONTINGENCIES

        Construction—The Company entered into a fixed-price, turnkey construction agreement with Raytheon for the design, engineering, procurement, and construction of the Facility. On August 11, 2002, the Company and Raytheon entered into a settlement agreement in which Raytheon was granted Provisional Acceptance. In return for Provisional Acceptance, Raytheon agreed to perform work identified in the punch list provided as part of the agreement. Raytheon was also required to pay a $5 million settlement fee minus outstanding milestones and change-orders for a net payment to the Company for $2.37 million. This amount was recorded as a reduction in the cost of the Facility.

        Maintenance—In an agreement dated December 5, 1999, Siemens Westinghouse is to provide the Company, with specific combustion turbine maintenance services and spare parts for twelve maintenance periods or until December 8, 2015, the sunset of the agreement. The fees assessed by Siemens Westinghouse will be based on the number of Equivalent Base Load Hours accumulated by the applicable Combustion Turbine as adjusted for inflation. The Company has received approximately $10.5 million in rotable spare parts under this agreement. This amount is recorded within other assets and as an account payable and a long-term liability in the accompanying September 30, 2002 balance sheet.

        Water Supply—The Borough of Sayreville is in the final stages of design and approval of the Lagoon Water Pipeline, Lagoon Pumping Station, and Sayreville Interconnection Number 2. The Company is responsible for selection of a contractor and for payment of all costs. The pipeline construction has been completed. The construction contract for the Pumping Station was awarded and is completed. Startup and commissioning of this system started May 1, 2002. The cost of the pipeline and pumping station are estimated to be approximately $678,000 and $1.64 million, respectively. The Company has paid the pipeline project in full, and as of September 30, 2002, has paid approximately $1.6 million towards the pumping station.

        Interconnection Services Agreement (PJM)—The Company entered into an interconnection agreement with the Independent System Operator (ISO) of the PJM Control Area on December 24, 2001 as required under the PJM Open Access Transmission Tariff. This agreement includes specifications for each generating unit that will be interconnected to the Transmission System, confirms Capacity Interconnection Rights, and includes the Company agreement to abide by all rules and procedures pertaining to generation in the PJM Control Area.

        Interconnection Agreement (GPU)—The Company has entered into an interconnection agreement with Jersey Central Power & Light Company d/b/a GPU Energy (GPU) to transmit the electricity generated by the Facility to the transmission grid so that it may be sold as prescribed under the Power Purchase Agreement. The agreement is in effect for the life of the Facility, yet may be terminated by mutual consent of both GPU and the Company under certain circumstances as detailed in the agreement. On June 22, 2001, FERC approved the Company's Market—Based Tariff petition. The Company has been importing electricity from the transmission system to support commissioning of the Facility since July 2001, and the interconnection facilities have exported power to the transmission system since that time.

        Interconnection Installation Agreement (GPU)—The Company entered into an interconnection agreement with GPU on April 27, 1999 to design, furnish, install, and own certain facilities required to interconnect the Company with the transmission system. Under the terms of this agreement GPU will provide all labor, supervision, materials, and equipment necessary to perform the interconnection installation. The cost of these interconnection facilities is approximately $5.2 million. As of September 30, 2002, the Company had paid approximately $5.1 million to GPU for these facilities. The project was completed in the second quarter. The Company is withholding $100,000 pending resolution of final open items.

8.    WILLIAMS ENERGY ARBITRATION

        On September 1, 2002, the Company notified Williams Energy of availability and a date of commercial operation of September 1, 2002, as described in the Power Purchase Agreement. Williams Energy has disputed a commercial operation date of September 1, 2002 and has informed the Company that Williams Energy recognizes the commercial availability of the facility as of September 28, 2002. The Company expects the dispute to be settled in arbitration during the second quarter of 2003. The amount in dispute is $7.9 million, which includes a $314,000 merchant price gas charge dispute, a $594,000 payment extension option dispute, and a $7.0 million commercial operation start date dispute. While the Company believes that its interpretation of the power purchase agreement is correct, the Company cannot predict the outcome of this matter.

9.    NEW ACCOUNTING PRONOUNCEMENTS

        Effective January 1, 2001, the Company adopted SFAS No. 133, entitled "Accounting For Derivative Instruments And Hedging Activities," which, as amended, establishes new accounting and reporting standards for derivative instruments and hedging activities. The Company produces and sells electricity, as well as provides fuel conversion and ancillary services, solely to Williams Energy under the Power Purchase Agreement. The Company does not believe that the Power Purchase Agreement meets the definition of a derivative under SFAS No. 133 and as such, should not be accounted for as a derivative. The Company has no other contracts that meet the definition of a derivative or an embedded derivative under SFAS No. 133. Therefore, there is no impact on the Company's financial statements as of January 1, 2001, December 31, 2001, or for the period ending September 30, 2002.

        In July 2001, the FASB issued SFAS No. 143, entitled "Accounting for Asset Retirement Obligations." This standard is effective for fiscal years beginning after June 15, 2002 and provides accounting requirements for asset retirement obligations associated with long-lived assets. Under the Statement, the asset retirement obligation is recorded at fair value in the period in which it is incurred by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value in each subsequent period and the capitalized cost is depreciated over the useful life of the related asset. The Company has not determined the effects of this standard on its financial position and results of operations.

        In August 2001, the FASB issued SFAS No. 144, entitled "Accounting for Impairment or Disposal of Long-Lived Assets." The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001 and generally are to be applied prospectively. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 provides guidance for developing estimates of future flows used to test assets for recoverability and requires that assets to be disposed of be classified as held for sale when certain criteria are met. The statement also extends the reporting of discontinued operations to all components of an entity and provides guidance for recognition of a liability for obligations associated with a disposal activity. The initial adoption of the provisions of SFAS No. 144 did not have any material impact on its financial position or results of operations.

        In April 2002, the FASB issued SFAS No. 145, entitled "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition, SFAS No. 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. The statement also contains other nonsubstantive corrections to authoritative accounting literature. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. Adoption of this standard did not have any immediate effect on the Company's consolidated financial statements.

        In June 2002, the FASB issued SFAS No. 146, entitled "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3. The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of a company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. This standard will be accounted for prospectively.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

        Some of the statements in this Form 10-Q, as well as statements made by us in periodic press releases and other public communications, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as "believes," "estimates," "plans," "projects," "expects," "may," "will," "should," "approximately," or "anticipates" or the negative thereof or other variations thereof or comparable terminology or by discussion of strategies, each of which involves risks and uncertainties. We have based these forward-looking statements on our current expectations and projections about future events based upon our knowledge of facts as of the date of this Form 10-Q and our assumptions about future events.

        All statements other than of historical facts included herein, including those regarding market trends, our financial position, business strategy, projected plans, and objectives of management for future operations, are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors outside of our control that may cause our actual results or performance to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These risks, uncertainties, and other factors include, among others, the following:

  •
  unexpected problems relating to the performance of the facility;

  •
  the financial condition of third parties on which we depend, including in particular Williams Energy, Inc., as the fuel supplier under the power purchase agreement we entered into with Williams Energy Marketing & Trading Company (Williams Energy) for the sale of all electric energy and capacity produced by the facility, as well as ancillary and fuel conversion services (the Power Purchase Agreement), and The Williams Companies, Inc., as the guarantor of Williams Energy's performance under the Power Purchase Agreement;

  •
  the continued performance of Williams Energy, Inc. under the Power Purchase Agreement;

  •
  the ability of The Williams Companies, Inc. or its affiliates to avoid a default under the Power Purchase Agreement by continuing to maintain or provide adequate security to supplement their guarantee of Williams Energy's performance under the Power Purchase Agreement;

  •
  Our ability to find a replacement power purchaser on favorable or reasonable terms, if necessary;

  •
  an adequate merchant market after the expiration of the Power Purchase Agreement;

  •
  capital shortfalls and access to additional capital on reasonable terms, or in the event that the Power Purchase Agreement is terminated;

  •
  inadequate insurance coverage;

  •
  unexpected expenses or lower than expected revenues;

  •
  environmental and regulatory compliance;

  •
  terrorist acts and adverse reactions to United States anti-terrorism activities; and

  •
  the additional factors that are unknown to us or beyond our control.

        We have no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise.

General

        We were formed on September 13, 1998 to develop, construct, own, operate, and maintain our facility. We were dormant until March 15, 2000, the date of the sale of our senior secured bonds. We obtained $384.0 million of project financing from the sale of the senior secured bonds. The total cost of the construction of our facility is estimated to be approximately $453.8 million, which has and will continue to be financed by the proceeds from our sale of the senior secured bonds, equity contributions, and expected cash flow from liquidated damages through August 10, 2002, as described below. In late September 2000, we consummated an exchange offer whereby the holders of our senior secured bonds exchanged their privately placed senior secured bonds for registered senior secured bonds. We reached provisional acceptance on August 11, 2002, risk transfer on August 13, 2002, and became commercially available on September 1, 2002. Williams Energy has disputed this commercial operation date and has informed us that Williams Energy recognizes the commercial availability of the facility as of September 28, 2002. We expect to settle the dispute through arbitration during the second quarter of 2003.

Energy Revenues

        We generate energy revenues under the Power Purchase Agreement with Williams Energy. During the 20-year term of the agreement, we expect to sell electric energy and capacity produced by the facility, as well as ancillary and fuel conversion services. Under the Power Purchase Agreement, we also generate revenues from meeting (1) base electrical output guarantees and (2) heat rate rebates through efficient electrical output.

        Upon its expiration, or in the event that the Power Purchase Agreement is terminated prior to its 20-year term, we would seek to generate energy revenues from the sale of electric energy and capacity into the merchant market or under new short- or long-term power purchase or similar agreements. There can be no assurances as to whether such efforts would be successful.

        After the plant reached provisional acceptance, we elected to confirm reliability for up to 19 days before binding with Williams Energy. Beginning August 13, 2002 (the date of risk transfer) through August 31, 2002, we operated the facility as a merchant plant with electric revenues sold to Williams Energy, in its capacity as our PJM account representative, at spot market prices and buying gas from Williams Energy at spot market prices. Additionally, during September 2002, we made net electric energy available to Williams Energy during times other than receiving a Williams Energy dispatch notice. This net electric energy is referred to as "other Sales of energy" in the Power Purchase Agreement and is sold at the local marginal price commonly referred to as spot market energy. Gas required for this energy generation was purchased from Williams Energy at spot market prices. We recognized merchant revenues of approximately $11.1 million and fuel expenses of approximately $6.9 million for the three and nine months ended September 30, 2002. These amounts are included within energy revenues and operating costs in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2002.

Operating Expenses

        Under an agreement with AES Sayreville, L.L.C., we are required to reimburse all operator costs on a monthly basis. Operator costs generally consist of all direct costs and overhead. Additionally, an operator fee of $400,000, subject to annual adjustment, is payable on each bond payment date.

Performance Guarantees

Electrical Output

        If the average net electrical output of the facility at provisional acceptance or interim acceptance, whichever is the earlier to occur, is less than the electrical output guarantee, then Raytheon Company (Raytheon) must pay us, as a rebate and not as liquidated damages, for each day during the interim period, an amount equal to $0.22 per day for each kilowatt by which the average net electrical output is less than the electrical output guarantee. During performance testing, our output was calculated to be 13,370 kilowatts less than the electrical output guarantee. Accordingly, our daily charge for this amount has been calculated at $2,941.40 per day.

        Upon final acceptance, if the average net electrical output of our facility during the completed performance test is less than the guarantee, then Raytheon must pay us, as a bonus, an amount equal to $520 for each kilowatt by which the average net electrical output is less than the guarantee.

Heat Rate Guarantees

        If the average net heat rate of our facility at provisional acceptance or interim acceptance, if having occurred before final acceptance, exceeds the guarantee, then Raytheon must pay us, as a rebate and not as liquidated damages, for each day during the interim period, an amount equal to $46 per day for each BTU/KwH by which the measured net heat rate is greater than the guarantee.

        For the three month period ended September 30, 2002, we have invoiced Raytheon approximately $321,800 in electrical output and heat rate rebates. As of September 30, 2002, Raytheon owed approximately $43,280 in rebates, the amount to be invoiced November 1, 2002 for the month of September. This amount is reflected in accounts receivable-trade.

        Upon final acceptance, if the net heat rate of our facility during the completed performance test exceeds the guarantee, then Raytheon must pay us, as a rebate, an amount equal to $110,000 for each BTU/KwH by which the measured heat rate is greater than the natural gas-based heat rate guarantee.

New Accounting Pronouncements

        Effective January 1, 2001, we adopted SFAS No. 133, entitled "Accounting For Derivative Instruments And Hedging Activities," which, as amended, establishes new accounting and reporting standards for derivative instruments and hedging activities. We produce and sell electricity, as well as provide fuel conversion and ancillary services, solely to Williams Energy under the Power Purchase Agreement. We do not believe that the Power Purchase Agreement meets the definition of a derivative under SFAS No. 133 and as such, should not be accounted for as a derivative. We have no other contracts that meet the definition of a derivative or an embedded derivative under SFAS No. 133. Therefore, there is no impact on the financial statements as of January 1, 2001, December 31, 2001, or for the period ending September 30, 2002.

        In July 2001, the FASB issued SFAS No. 143, entitled "Accounting for Asset Retirement Obligations." This standard is effective for fiscal years beginning after June 15, 2002 and provides accounting requirements for asset retirement obligations associated with long-lived assets. Under the Statement, the asset retirement obligation is recorded at fair value in the period in which it is incurred by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value in each subsequent period and the capitalized cost is depreciated over the useful life of the related asset. We have not determined the effects of this standard on our financial reporting.

        In August 2001, the FASB issued SFAS No. 144, entitled "Accounting for Impairment or Disposal of Long-Lived Assets." The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001 and generally are to be applied prospectively. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 provides guidance for developing estimates of future flows used to test assets for recoverability and requires that assets to be disposed of be classified as held for sale when certain criteria are met. The statement also extends the reporting of discontinued operations to all components of an entity and provides guidance for recognition of a liability for obligations associated with a disposal activity. The initial adoption of the provisions of SFAS No. 144 did not have any material impact on our financial position or results of operations.

        In April 2002, the FASB issued SFAS No. 145, entitled "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition, SFAS No. 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with the sale-leaseback accounting rules. The statement also contains other nonsubstantive corrections to authoritative accounting literature. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. Adoption of this standard did not have any immediate effect on our consolidated financial statements.

        In June 2002, the FASB issued SFAS No. 146, entitled "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3. We will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of a company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. This standard will be accounted for prospectively.

Equity Contributions

        Under an equity subscription agreement, AES Red Oak, Inc. (Red Oak) is obligated to contribute up to $55.75 million to us to fund project costs. As of September 30, 2002, Red Oak has contributed $55.75 million in the form of equity funding to help finance project costs. At this time, we do not have access to additional liquidity pursuant to this agreement as Red Oak has fulfilled its funding obligations thereunder.

Results of Operations

        As noted above, as permitted under the Power Purchase Agreement, we operated as a merchant plant from August 13, 2002 (the risk transfer date) through August 31, 2002. Our facility became commercially operational on September 1, 2002. Williams Energy has disputed this commercial operation date and has informed us that Williams Energy will recognize the commercially availability of the facility on September 28, 2002. We expect to settle the dispute through arbitration during the second quarter of 2003. Prior to August 13, 2002, the facility was under construction, and we were a development stage company. Accordingly, the results of operations, the financial condition, and cash flows for the three and nine months ended September 30, 2002 and 2001, and as of September 30, 2002 and December 31, 2001, are not comparable.

  For the Three Months Ended September 30, 2002 and 2001

        Operating revenues for the three months ended September 30, 2002 were approximately $15.1 million. This amount consists of merchant revenue for August and part of September 2002 and capacity sales under the Power Purchase Agreement in September.

        Operating expenses for the three months ended September 30, 2002 were approximately $9.9 million. Operating expenses consist of management fees and reimbursable operating and maintenance expenses paid to AES Sayreville, L.L.C., and gas purchased from Williams Energy during the period of merchant operation.

        The were no operating revenues or operating expenses for the three months ended September 30, 2001 as the facility was not operational.

        General and administrative costs for the three months ended September 30, 2002 were $208,000 compared to $35,000 for the comparable period of the prior calendar year. These costs did not directly relate to construction and are included as expenses in the statement of operations. The increase is due to the facility being operational in the third quarter of 2002.

        Proceeds from the sale of senior secured bonds that had not yet been expended on the construction were recorded as investments held by the trustee. For the three months ended September 30, 2002, interest income earned on invested funds was $34,000 compared to $543,000 for the comparable period of the prior calendar year. The decrease is due to the proceeds applied in the construction of our facility.

        As of September 30, 2002, all proceeds from the sale of the senior secured bonds were expended on construction. For the three months ended September 30, 2002, interest costs incurred on the bond proceeds was $4.3 million compared to $1.3 million for the comparable period of the prior year. The increase is due to expensing interest payments in the third quarter of 2002 (due to the facility operating effective as of August 13, 2002) and capitalizing payments in the comparable period of the prior year.

        As a result of the foregoing, we had a net income of $1 million for the three months ended September 30, 2002 compared to a loss of $818,000 for the comparable period of the prior year.

  For the Nine Months Ended September 30, 2002 and 2001

        Operating revenues for the nine months ended September 30, 2002 were approximately $15.1 million. This amount consists of merchant revenue for August and part of September 2002 and capacity sales under the Power Purchase Agreement in September.

        Operating expenses for the nine months ended September 30, 2002 were approximately $9.9 million. Operating expenses consist of management fees and reimbursable operating and maintenance expenses paid to AES Sayreville, L.L.C., and gas purchased from Williams Energy during the period of merchant operations.

        The were no operating revenues or operating expenses for the nine months ended September 30, 2001 as the facility was not operational.

        General and administrative costs for the nine months ended September 30, 2002 were $364,000 compared to $57,000 for the comparable period of the prior calendar year. These costs did not directly relate to construction and are included as expenses in the statement of operations. The increase is due to our facility being operational in the third quarter of 2002.

        Proceeds from the sale of senior secured bonds that had not yet been expended on the construction were recorded as investments held by the trustee. For the nine months ended September 30, 2002, interest income earned on invested funds was $95,000 compared to $1.4 million for the comparable period of the prior calendar year. The decrease is due to the proceeds applied in the construction of the facility.

        As of September 30, 2002, all proceeds from the sale of the senior secured bonds were expended on construction. For the nine months ended September 30, 2002, interest costs incurred on the bond proceeds was $4.6 million compared to $2.9 million for the comparable period of the prior year. The increase is due to the commencement of operations as a merchant plant beginning August 13, 2002 (the risk transfer date).

        As a result of the foregoing, we had a net income of $672,000 for the nine months ended September 30, 2002 compared to a loss of $1.56 million for the comparable period of the prior year.

Liquidity and Capital Resources

        We believe that (i) the net proceeds from the sale of the senior secured bonds and (ii) the equity contribution from Red Oak, will be sufficient to (1) fund remaining construction costs at our facility, (2) pay fees and expenses in connection with the Power Purchase Agreement Letter of Credit (the PPA Letter of Credit), and (3) pay project costs, including ongoing expenses and principal and interest on the senior secured bonds. The balance of the project cash account was approximately $8.2 million at September 30, 2002. Additionally, through September 30, 2002, we have received approximately $14 million in liquidated damages from Raytheon. On August 31, 2002, the first principal payment on our senior secured bonds was paid in the amount of approximately $1.2 million.

        In connection with the initial financing of the facility, we entered into a working capital agreement (the "WCA") pursuant to which we could borrow up to $2.5 million from time to time for use in connection with the payment of operating and maintenance costs of the project. The obligation of the banks that are party to the WCA to extend loans to us under the WCA is subject to, among others, the following conditions precedent:

  •
  our senior secured bonds are rated "BBB-" or higher by S&P and "Baa3" or higher by Moody's;

  •
  no default or event of default under the WCA has occurred and is continuing; and

  •
  no event has occurred and is continuing which could reasonably be expected to have a material adverse effect on us.

        Other than as a result of a default by us, the WCA expires five years from the closing date of the project financing (March 15, 2000), but may be extended by the participating banks for an additional one or more years. The principal amount of each loan will be due and payable 180 days after the loan is advanced subject to an annual 30-day cleanup period. However, we may re-borrow all amounts repaid or prepaid up to the working capital commitment. As of September 30, 2002, we had no outstanding loans under the WCA. Among other things, an event of default under the WCA includes a the occurrence of an event of default under the indenture governing the senior secured bonds.

        As a result of our senior secured bonds having a rating lower than "BBB-" by S&P and lower than "Baa3" by Moody's, funds currently are not available to us under the WCA and will not be available unless the ratings of our senior secured bonds satisfy the condition precedent contained in the WCA or the lenders party to the WCA waive such condition. There can be no assurance that the ratings on our senior secured bonds will be increased or that the lenders will waive any of the conditions precedent set forth in the WCA (for additional information regarding our senior secured note rating see Item 5—Other Information in Part II).

Concentration of Credit Risk

        Williams Energy is currently our sole customer for purchases of capacity, ancillary services, and energy and our sole source for fuel. Williams Energy's payments under the Power Purchase Agreement are expected to provide all of our operating revenues during the term of the Power Purchase Agreement. It is uncertain whether we would be able to find another purchaser or fuel source on similar terms for our facility if Williams Energy were not performing under the Power Purchase Agreement. Any material failure by Williams Energy to make capacity and fuel conversion payments or to supply fuel under the Power Purchase Agreement would have a severe impact on our operations. The payment obligations of Williams Energy under the Power Purchase Agreement are guaranteed by The Williams Companies, Inc. The payment obligations of The Williams Companies, Inc. are capped at an amount equal to 125% of the sum of the principal amount of our senior secured bonds, plus the maximum debt service reserve account balance.

        Pursuant to Section 18.3 of the Power Purchase Agreement, in the event that Standard & Poor's Rating Services (S&P) or Moody's Investors Service (Moody's) rates the long-term senior unsecured debt of The Williams Companies, Inc. lower than investment grade, The Williams Companies, Inc. or additional affiliate thereof is required to replace The Williams Companies, Inc. guarantee with an alternative security that is reasonably acceptable to us within 90 days after the loss of such investment grade rating. According to published sources, on July 23, 2002, S&P lowered the long-term senior unsecured debt rating of The Williams Companies, Inc. to "BB" from "BBB-", and on July 24, 2002, Moody's lowered the long-term senior unsecured debt rating of The Williams Companies, Inc. to "B1" from "Baa3."

        Due to the downgrade of The Williams Companies, Inc. to below investment grade, we entered into a letter agreement with Williams Energy dated November 7, 2002 (the Letter Agreement), under which Williams Energy will provide us (a) a prepayment of $10 million within five business days after execution of the Letter Agreement (the Prepayment); (b) alternative credit support equal to $35 million on or before January 6, 2003 in any of the following forms (i) cash, (ii) letter(s) of credit with us as the sole beneficiary substantially in the form of the PPA Letter of Credit, unless mutually agreed to otherwise, or (iii) a direct obligation of the United States Government delivered to a custodial securities account that we designated with a maturity of not more than three years; and (c) replenish any portion of the alternative credit support that is drawn, reduced, cashed, or redeemed, at any time, with an equal amount of alternative credit support. In the Letter Agreement, we and Williams Energy acknowledge that the posting of such alternative additional credit support and Williams Energy's agreement and performance of the requirements of (a), (b), and (c) as set forth in the immediately preceding sentence, shall be in full satisfaction of Williams Energy's obligations contained in Section 18.3 of the Power Purchase Agreement. In the Letter Agreement, we and Williams Energy expressly agree that the posting of the Prepayment or any alternative credit support either now or in the future or any other terms set forth in the Letter Agreement, are not intended, nor do they, modify, alter, or amend in any way, the terms and conditions or relieve The Williams Company, Inc. from any obligations it has under its guarantee of the payment obligations of Williams Energy under the Power Purchase Agreement. The guaranty remains in full force and effect, and we retain all of our rights and remedies provided by that guaranty.

        Under the terms of the Letter Agreement, we will be obligated to return the Prepayment to Williams Energy upon the earlier of (i) the Williams Companies, Inc. regaining its investment grade rating or Williams Energy provides a substitute guaranty of investment grade rating; (ii) the beginning of Contract Year 20; or (iii) the posting of alternative credit support by Williams Energy as set forth below. In the case of items (i) and (iii) above, except to the extent, in the case of item (iii), Williams Energy elects to have all or a portion of the Prepayment make up a combination of the alternative credit support required to be posted pursuant to Section 18.3(b) of the Power Purchase Agreement, Williams Energy shall have the right to recoup the Prepayment by set-off of any and all amounts owing to us under the Power Purchase Agreement beginning no earlier than the June in the calendar year after the occurrence of item (i) or (iii) and continuing thereafter until the Prepayment has been fully recovered. In the case of item (ii) above, Williams Energy shall have the right to immediately set-off all amounts owing to us under the Power Purchase Agreement after the occurrence of item (ii) and continuing thereafter until the Prepayment has been fully recovered. Except to the extent Williams Energy elects to include the Prepayment as part of the alternative credit support, the amount of alternative credit support posted by Williams Energy pursuant to the Letter Agreement shall be initially reduced by the amount of the Prepayment, and Williams Energy shall thereafter increase the alternative credit support proportionately as Williams Energy recoups the Prepayment set-off on the payment due date of amounts owing to us.

        If we do not return the Prepayment to Williams Energy as set forth in the preceding paragraph, then we shall be considered in default under the Letter Agreement and Williams Energy shall be entitled to enforce any and or all of its contractual rights and remedies as set forth in the Power Purchase Agreement, including, but not limited to, drawing on the PPA Letter of Credit previously posted by us in favor of Williams Energy. If on or before January 6, 2003, Williams Energy has not posted alternative credit support in addition to or in replacement of the Prepayment, then we shall be entitled to enforce any or all of our contractual rights and remedies as set forth in the Power Purchase Agreement.

        Our dependence upon the Williams Companies, Inc. and its affiliates under the Power Purchase Agreement exposes us to possible loss of revenues and fuel supply, which in turn, could negatively impact our cash flow and financial condition and may result in a default on our senior secured bonds. There can be no assurances as to our ability to generate sufficient cash flow to cover operating expenses or our debt service obligations in the absence of a long-term power purchase agreement with Williams Energy.

Business Strategy and Outlook

        Our overall business strategy is to market and sell all of our net capacity, fuel conversion, and ancillary services to Williams Energy during the 20-year term of the Power Purchase Agreement. After expiration, or in the event of an early termination of the Power Purchase Agreement, we anticipate selling our facility's capacity, ancillary services, and energy in the spot market or under a short- or long-term power purchase agreement or into the Pennsylvania/New Jersey/Maryland power pool market. We intend to cause our facility to be managed, operated, and maintained in compliance with the project contracts and all applicable legal requirements.

Critical Accounting Policies

General

        We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments, and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies, which we believe are most critical to understanding and evaluating its reported financial results, include the following: Revenue Recognition; Property, Plant, and Equipment; Long-Lived Assets; and Contingencies.

Revenue Recognition

        We generate energy revenues under the Power Purchase Agreement with Williams Energy. During the 20-year term of the agreement, we expect to sell capacity and electric energy produced by the facility, as well as ancillary services and fuel conversion services. Under the Power Purchase Agreement, we also generate revenues from meeting (1) base electrical output guarantees and (2) heat rate rebates through efficient electrical output. Revenues from the sales of electric energy and capacity are recorded based on output delivered and capacity provided at rates as specified under contract terms. Revenues for ancillary and other services are recorded when the services are rendered.

        Upon its expiration, or in the event that the Power Purchase Agreement is terminated prior its 20- year term, we would seek to generate energy revenues from the sale of electric energy and capacity into the merchant market or under new short- or long-term power purchase or similar agreements. There can be no assurances as to the whether such efforts would be successful.

        After the plant reached provisional acceptance, we elected to confirm reliability for up to 19 days before binding with Williams Energy. Beginning August 13, 2002 (the date of risk transfer) through August 31, 2002, we operated the facility as a merchant plant with electric revenues sold to Williams Energy, in its capacity as our PJM account representative, at spot market prices and buying gas from Williams Energy at spot market prices. Additionally, during September 2002, we made net electric energy available to Williams Energy during times other than receiving a Williams Energy dispatch notice. This net electric energy is referred to as "other Sales of energy" in the Power Purchase Agreement and is sold at the local marginal price commonly referred to as spot market energy. Gas required for this energy generation was purchased from Williams Energy at spot market prices. We recognized merchant revenues of approximately $11.1 million and fuel expenses of approximately $6.9 million for the three and nine months ended September 30, 2002. These amounts are included within energy revenues and operating costs in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2002.

Property, Plant, and Equipment

        Property, plant, and equipment is recorded at cost and is depreciated over its useful life. The estimated lives of our equipment and generation facilities range from 5 to 35 years. A significant decrease in the estimated useful life of a material amount of our property, plant, or equipment could have a material adverse impact on our operating results in the period in which the estimate is revised and subsequent periods.

Long-Lived Assets

        We evaluate the impairment of our long-lived assets based on the projection of undiscounted cash flows whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. Estimates of future cash flows used to test the recoverability of specific long-lived assets are based on expected cash flows from the use and eventual disposition of the asset. A significant reduction in actual cash flows and estimated cash flows may have a material adverse impact on our operating results and financial condition.

Contingencies

        We have entered into arbitration with Williams Energy over a dispute about date of commercial operation. We believe that the Power Purchase Agreement is clear in respect of proper procedure of declaring availability and the date of the facility's commercial operation and that we will be successful in recovering the disputed amounts. We expect to settle the dispute through arbitration during the second quarter of 2003. The amount in dispute is $7.9 million, which includes a $314,000 merchant price gas charge dispute, a $594,000 payment extension option dispute, and a $7.0 million commercial operation start date dispute.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The market risks we face are not materially different from those market risks described in our annual report on Form 10-K for the fiscal year ended December 31, 2001.

Item 4. CONTROLS AND PROCEDURES

        Evaluation of Disclosure Controls and Procedures. Our President and our Chief Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a- 14c) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that material information relating to us is recorded, processed, summarized, and reported in a timely manner.

        Changes in Internal Controls. There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect such controls subsequent to the Evaluation Date.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

        On September 1, 2002, we notified Williams Energy of availability and a date of commercial operation of September 1, 2002, as described in the Power Purchase Agreement. Williams Energy has disputed a commercial operation date of September 1, 2002 and has informed us that Williams Energy recognizes the commercial availability of the facility as of September 28, 2002. We expect the dispute to be settled in arbitration during the second quarter of 2003. The amount in dispute is $7.9 million, which includes a $314,000 merchant price gas charge dispute, a $594,000 payment extension option dispute, and a $7.0 million commercial operation start date dispute. While we believe that our interpretation of the Power Purchase Agreement is correct, we cannot predict the outcome of this matter.

Item 5. OTHER INFORMATION

        In an action related to the ratings downgrade of The Williams Companies, Inc., S&P lowered its ratings on our senior secured bonds to "BB-" from "BBB-" on July 26, 2002 and placed the rating on creditwatch with developing implications. On October 7, 2002, Moody's lowered its ratings on our senior secured bonds to "Ba2" from "Baa3", and ratings remain on review for possible further downgrade. Known impacts of such rating downgrades are higher fees paid by us for draws on any of our project support agreements and our working capital facility becoming unavailable. We do not believe that such ratings downgrades will have any other direct or immediate effect on us as none of the other financing documents or project contracts have provisions that are triggered by a reduction of the ratings of the bonds.

        In connection with the initial financing of the facility, we entered into a working capital agreement (the "WCA") pursuant to which we could borrow up to $2.5 million from time to time for use in connection with the payment of operating and maintenance costs of the project. The obligation of the banks that are party to the WCA to extend loans to us under the WCA is subject to, among others, the following conditions precedent:

  •
  our senior secured bonds are rated "BBB-" or higher by S&P and "Baa3" or higher by Moody's;

  •
  no default or event of default under the WCA has occurred and is continuing; and

  •
  no event has occurred and is continuing which could reasonably be expected to have a material adverse effect on us.

        Other than as a result of a default by us, the WCA expires five years from the closing date of the project financing (March 15, 2000), but may be extended by the participating banks for an additional one or more years. The principal amount of each loan will be due and payable 180 days after the loan is advanced subject to an annual 30-day cleanup period. However, we may re-borrow all amounts repaid or prepaid up to the working capital commitment. As of September 30, 2002, we had no outstanding loans under the WCA. Among other things, an event of default under the WCA includes the occurrence of an event of default under the indenture governing the senior secured bonds.

        As a result of our senior secured bonds having a rating lower than "BBB-" by S&P and lower than "Baa3" by Moody's, funds currently are not available to us under the WCA and will not be available unless the ratings of our senior secured bonds satisfy the condition precedent contained in the WCA or the lenders party to the WCA waive such condition. There can be no assurance that the ratings on our senior secured bonds will be increased or that the lenders will waive any of the conditions precedent set forth in the WCA.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

Exhibit No.	Description
99	Letter Agreement, dated November 7, 2002, between AES Red Oak, L.L.C. and Williams Energy Marketing & Trading Company.

        (b) Reports on Form 8-K

        On July 29, 2002, we filed a Form 8-K (Item 5) with respect to the ratings downgrade of The Williams Companies, Inc. and a related notice provided to the trustee under the indenture governing the Company's senior secured bonds. The July 29, 2002 Form 8-K did not include any financial statements.

        On August 14, 2002, we filed a Form 8-K (Item 5) with respect to the certifications of the registrant's president and the registrant's chief financial officer, required pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002. The August 14, 2002 Form 8-K did not include any financial statements.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AES RED OAK, L.L.C.
Date: November 14, 2002	By:	/s/ A.W. BERGERON A.W. Bergeron President
Date: November 14, 2002	By:	/s/ MICHAEL ROMANIW Michael Romaniw Chief Financial Officer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, A.W. Bergeron, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of AES Red Oak, L.L.C.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ A.W. BERGERON A.W. Bergeron President

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Michael Romaniw, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of AES Red Oak, L.L.C.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

d)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

e)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

f)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

c)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

d)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ MICHAEL ROMANIW Michael Romaniw Chief Financial Officer

QuickLinks

AES RED OAK, L.L.C. TABLE OF CONTENTS
  PART I. FINANCIAL INFORMATION
  Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
AES RED OAK, L.L.C. Condensed Consolidated Statements of Operations, Three and Nine Months Ended September 30, 2002 and 2001 (dollars in thousands)
AES RED OAK, L.L.C. Condensed Consolidated Balance Sheets, as of September 30, 2002 and December 31, 2001 (dollars in thousands)
AES RED OAK, L.L.C. Condensed Consolidated Statement of Changes in Member's Capital (Deficit) Period from December 31, 2001 through September 30, 2002 (dollars in thousands)
AES RED OAK, L.L.C. Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2002 and 2001 (dollars in thousands)
AES RED OAK, L.L.C. Notes to Condensed Consolidated Financial Statements
  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  Item 4. CONTROLS AND PROCEDURES
  PART II. OTHER INFORMATION
  Item 1. LEGAL PROCEEDINGS
  Item 5. OTHER INFORMATION
  Item 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002