Form 10-K
period 2002-12-31
AES RED OAK LLC
filed 2003-03-31
CIK 1117445

===============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                   FORM 10-K

  (Mark One)
      |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the fiscal year ended December 31, 2002

                                       OR

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from           to

                       Commission file number: 333-40478

                              AES RED OAK, L.L.C.
             (Exact name of registrant as specified in its charter)

                  Delaware                                54-1889658
      (State of other jurisdiction of       (I.R.S. Employer Identification No.)
       incorporation or organization)

          832 Red Oak Lane, Sayreville, NJ                   08872
      (Address of principal executive offices)             (Zip Code)

       Registrant's telephone number, including area code: (732) 238-1462
        Securities Registered Pursuant To Section 12(b) of The Act: None Securities Registered Pursuant To Section 12(g) of The Act: None

                              --------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. |X|

As of June 28, 2002, the last business day of the registrant's most recently completed second fiscal quarter, and as of March 7, 2003, there was one membership interest in AES Red Oak, LLC outstanding, which was held by AES Red Oak, Inc., the Company's parent and a wholly-owned subsidiary of The AES Corporation.

All of the Registrant's equity securities are indirectly owned by The AES Corporation. Registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format authorized by General Instruction I of Form 10-K.


                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None

===============================================================================

                               TABLE OF CONTENTS


                                                                            Page
                                                                            ----

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS...........................2
   PART I......................................................................3
    ITEM 1.   BUSINESS.........................................................3
    ITEM 2.   PROPERTIES......................................................34
    ITEM 3.   LEGAL PROCEEDINGS...............................................35
    ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............35
   PART II....................................................................36
    ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS.............................................36
    ITEM 6.   SELECTED FINANCIAL DATA.........................................36
    ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS.......................................36
    ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.......44
    ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA......................46
    ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
              AND FINANCIAL DISCLOSURE........................................67
   PART III...................................................................68
    ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..............68
    ITEM 11.  EXECUTIVE COMPENSATION..........................................68
    ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..68
    ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................68
    ITEM 14.  CONTROLS AND PROCEDURES.........................................68
   PART IV....................................................................69
    ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
              FORM 8-K........................................................69
SIGNATURES....................................................................74
CERTIFICATIONS................................................................75

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

     All statements other than of historical facts included herein, including those regarding market trends, our financial position, business strategy, projected plans and objectives of management for future operations of the facility, are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors outside of our control that may cause our actual results or performance to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These risks, uncertainties and other factors include, among others, the following:

     o    unexpected problems relating to the performance of the facility,

     o the financial condition of third parties on which we depend, including in particular, Williams Energy Marketing & Trading Company ("Williams Energy"), as fuel supplier under the power purchase agreement we entered into with Williams Energy for the sale of all electric energy and capacity produced by the facility, as well as ancillary and fuel conversion services (the "Power Purchase Agreement"), and The Williams Companies, Inc., as the guarantor of Williams Energy's performance under the Power Purchase Agreement,

     o continued performance by Williams Energy (as guaranteed by The Williams Companies, Inc.) under the Power Purchase Agreement,

     o the ability of The Williams Companies, Inc. or its affiliates to avoid a default under the Power Purchase Agreement by continuing to maintain or provide adequate security to supplement their guarantee of Williams Energy's performance under the Power Purchase Agreement,

     o our ability to find a replacement power purchaser on favorable or reasonable terms, if necessary,

     o an adequate merchant market after the expiration, or in the event of a termination, of the Power Purchase Agreement,

     o    the outcome of our pending arbitration with Williams Energy,

     o capital shortfalls and access to additional capital on reasonable terms, or in the event that the Power Purchase Agreement is terminated,

     o the possibility that Williams Energy will not request that we run or "dispatch" the facility as provided under the Power Purchase Agreement,

     o    inadequate insurance coverage,

     o    unexpected expenses or lower than expected revenues,

     o    environmental and regulatory compliance,

     o terrorists acts and adverse reactions to United States anti-terrorism activities, and

     o    additional factors that are unknown to us or beyond our control.

     We have no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

                                     PART I

ITEM 1.  BUSINESS

General

     We are a Delaware limited liability company formed on September 13, 1998, to develop, construct, own, lease, operate and maintain a gas-fired electric generating power plant in the Borough of Sayreville, Middlesex County, New Jersey and manage the production of electric generating capacity, ancillary services and energy at our facility. The Company reached provisional acceptance on August 11, 2002, risk transfer on August 13, 2002, and became commercially available on September 1, 2002. Since our commercial operation date, our sole business is the ownership, leasing and operation of the project. Williams Energy has disputed the September 1, 2002, commercial operation date and has informed the Company that it recognizes commercial availability of our facility as of September 28, 2002. The Company expects to settle the dispute through arbitration during the second quarter of 2003. See "Project Status and Recent Developments".

     Our facility was initially designed, engineered, procured and constructed for us by Washington Group International, Inc. ("WGI") (as the successor contractor) on a fixed-price, turnkey basis. On May 14, 2001, WGI filed a plan of reorganization along with voluntary petitions to restructure under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Nevada in Reno (the "Bankruptcy Court"). As a result of WGI's bankruptcy filing, on June 20, 2001 we made a demand on the Raytheon Company ("Raytheon") to perform its obligations under a guarantee which Raytheon had given us of WGI's performance obligations under the construction agreement and Raytheon became responsible for the construction of our facility. As mentioned above, we granted Raytheon provisional acceptance on August 11, 2002. We are currently working with Raytheon to schedule and prepare for the performance testing required for final acceptance of the facility. See "Summary of Principal Agreements - Construction Agreement".

     Siemens Westinghouse Power Corporation provides combustion turbine maintenance services and spare parts with respect to the turbines for our facility under a maintenance services agreement for an initial term of 16 years from the date of execution of the agreement or after the twelfth scheduled outage for a turbine, whichever occurs first, unless we exercise our right to cancel the agreement after the first major outage of the turbines at approximately the sixth year of operation of the facility. AES Sayreville, a wholly owned subsidiary of AES Red Oak, Inc., our direct corporate parent, provides development, construction management and operations and maintenance services for our operating facility under the operations agreement. We act as construction agent for our affiliate, AES Red Oak Urban Renewal Corporation ("AES URC"), for the development and construction of part of the facility under a construction agency agreement. We own the land on which our facility is located, and lease part of the facility from AES URC with an option to purchase.

     We have entered into the Power Purchase Agreement for a term of 20 years under which Williams Energy has committed to purchase all of the net capacity, fuel conversion and ancillary services of our facility. Net capacity is the maximum amount of electricity generated by our facility net of electricity used at our facility. Fuel conversion services consist of the combustion of natural gas in order to generate electric energy. Ancillary services consist of services necessary to support the transmission of capacity and energy. Williams Energy is obligated to supply us with all natural gas necessary to provide net capacity, fuel conversion services and ancillary services under the Power Purchase Agreement. During the term of the Power Purchase Agreement substantially all of our operating revenues will be derived from payments made under the Power Purchase Agreement. Under certain limited circumstances described herein, Williams Energy has the right to terminate the Power Purchase Agreement.

Organizational Structure

     All of the equity interests in our company are owned by AES Red Oak, Inc., a wholly owned subsidiary of The AES Corporation. AES Red Oak, Inc. currently has no operations outside of its activities in connection with our project and does not anticipate undertaking any unrelated operations. AES Red Oak, Inc. also owns all of the equity interests in AES Sayreville, L.L.C., which provides development, construction management, and operations and maintenance services to us. AES Sayreville has no operations outside of its activities in connection with our project. AES Red Oak, Inc. has no assets other than its membership interests in us and AES Sayreville. The AES Corporation supplies AES Sayreville with personnel and services necessary to carry out its obligations to us.

     We also own all of the equity interests in AES URC, which was organized as an urban renewal corporation under New Jersey law so that portions of our project can be designated as redevelopment areas or projects in order to provide certain real estate tax and development benefits for our project. AES URC has no operations outside of its activities in connection with our project.

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

     The following organizational chart illustrates the relationship among us, AES Red Oak, Inc., AES Sayreville, The AES Corporation, and AES URC:

                     -------------------------------------
                              The AES Corporation
                     -------------------------------------
                                       |
                                       |
                     -------------------------------------
                               AES Red Oak, Inc.
                     -------------------------------------
                                       |
                                       |
                  --------------------------------------------
                  |                                          |
                  |                                          |
-------------------------------------      -------------------------------------
     AES Red Oak, L.L.C.                              AES Sayerville, L.L.C.
-------------------------------------      -------------------------------------
                  |
                  |
-------------------------------------
AES Red Oak Urban Renewal Corporation
-------------------------------------


     Our principal executive offices are located at 832 Red Oak Lane, Sayreville, NJ 08872. Our telephone number is (732) 238-1462.

Project Status and Recent Developments

     The Company reached provisional acceptance on August 11, 2002, risk transfer on August 13, 2002, and became commercially available on September 1, 2002. Williams Energy has disputed the September 1, 2002, commercial operation date and has informed the Company that it recognizes commercial availability of the facility as of September 28, 2002. The Company has entered into arbitration to settle the dispute over the commercial operation date and the proper interpretation of certain provisions of the Power Purchase Agreement. We expect that the arbitration will be resolved in the second quarter of 2003. The arbitration relates to disputed amounts of approximately $7.6 million, which includes a $594,000 payment extension option dispute and a $7.0 million commercial operation start date dispute. The Company is also disputing $392,000 of merchant price and testing gas charges with Williams Energy although this is not yet part of the arbitration. While the Company believes that its interpretation of the Power Purchase Contract is correct, the Company cannot predict the outcome of these matters.

     Raytheon must now perform certain agreed upon completion items in order to obtain final acceptance. On March 8, 2003, we entered into a letter agreement with Raytheon pursuant to which we granted Raytheon a free extension of the guaranteed final acceptance date from April 1, 2003 to June 30, 2003. See "Summary of Principal Project Contracts - Construction Agreement - Completion and Acceptance of Our Project - Final Acceptance."

     Pursuant to Section 18.3 of the Power Purchase Agreement, in the event that Standard & Poors ("S&P") or Moody's rates the long-term senior unsecured debt of The Williams Companies, Inc. lower than investment grade, The Williams Companies, Inc. is required to supplement The Williams Companies, Inc. guarantee with additional alternative security that is acceptable to the Company within 90 days after the loss of such investment grade rating.

     According to published sources, on July 23, 2002, S&P lowered the long-term senior unsecured debt rating of The Williams Companies, Inc. to "BB" from "BBB-" and further lowered such rating to "B" on July 25, 2002. According to published sources, on July 24, 2002, Moody's lowered the long-term senior unsecured debt rating of The

Williams Companies, Inc. to "B1" from "Baa3" and further lowered such rating on November 22, 2002 to "Caa1". Accordingly, The Williams Companies, Inc.'s long-term senior unsecured debt is currently rated below investment grade by both S&P and Moody's.

     Due to the downgrade of The Williams Companies, Inc. to below investment grade, the Company and Williams Energy entered into a letter agreement dated November 7, 2002 (the "Letter Agreement"), under which Williams Energy agreed to provide the Company with a $10 million prepayment (the "Prepayment") within five business days after execution of the Letter Agreement and at least $25 million additional collateral on January 6, 2003. A description of the collateral that supports Williams Energy's obligations under the Power Purchase Agreement is set forth below under the caption "Power Purchase Agreement - Security".

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

     In an action related to the ratings downgrade of The Williams Companies, Inc., S&P lowered its ratings on the Company's senior secured bonds to "BB-" on July 26, 2002, and placed the rating on credit watch with developing implications. On November 21, 2002 S&P placed the ratings on negative outlook. Additionally, on July 25, 2002, Moody's indicated that its ratings on the Company's senior secured bonds were placed under review for possible downgrade. On October 7, 2002, Moody's lowered its ratings on the Company's senior secured bonds to "Ba2" and on November 11, 2002 lowered the ratings to "B2" with a negative outlook. As a result of such ratings downgrades, the Company's working capital facility is unavailable and the Company is required to pay higher fees for draws on any of its project support agreements. The Company does not believe that such ratings downgrades will have any other direct or immediate effect on the Company, as none of the other financing documents or project contracts have provisions that are triggered by a reduction of the ratings of the bonds. As of December 31, 2002, $381.6 million aggregate principal amount of senior secured bonds were outstanding.

     During the 20-year term of the Power Purchase Agreement, we expect to sell electric energy and capacity produced by the facility, as well as ancillary and fuel conversion services to Williams Energy and to purchase fuel supply from Williams Energy. Since we depend on The Williams Companies, Inc. and its affiliates for both revenues and fuel supply under the Power Purchase Agreement, if The Williams Companies, Inc. and its affiliates were to terminate or default under the Power Purchase Agreement, there would be a severe negative impact our cash flow and financial condition which could result in a default on our senior secured bonds. Due to the recent decline in pool prices, we would expect that if we were required to seek alternate purchasers of our power as a result of such a default or termination, even if we were successful in finding alternate revenue sources, any such alternate revenue sources would be substantially below the amounts that would have been otherwise payable pursuant to the Power Purchase Agreement. There can be no assurances as to our ability to generate sufficient cash flow to cover operating expenses or our debt service obligations in the absence of a long-term Power Purchase Agreement with Williams Energy.

Energy Revenues

     As mentioned above, we generate energy revenues under the Power Purchase Agreement with Williams Energy. During the 20-year term of the agreement, we expect to sell electric energy and capacity produced by the facility, as well as ancillary and fuel conversion services. Under the Power Purchase Agreement, we also generate revenues from meeting (1) base electrical output guarantees and (2) heat rate rebates through efficient electrical output.

     Upon its expiration, or in the event that the Power Purchase Agreement is terminated prior to its 20-year term or Williams Energy otherwise fails to perform, we would seek to generate energy revenues from the sale of electric energy and capacity into the merchant market or under new short- or long-term power purchase or similar agreements. Due to recent declines in pool prices, however, we would expect that even if we were successful in finding alternate revenue sources, any such alternate revenues would be substantially below the amounts that would have been otherwise payable pursuant to the Power Purchase Agreement.

     After the plant reached provisional acceptance, we elected to confirm reliability for up to 19 days before binding with Williams Energy. Beginning August 13, 2002 (the date of risk transfer) through August 31, 2002, we operated the facility as a merchant plant with electric revenues sold to Williams Energy, in its capacity as our PJM account representative, at spot market prices and bought gas from Williams Energy at spot market prices. Additionally, during September 2002, we made net electric energy available to Williams Energy during times other than receiving a Williams Energy dispatch notice. This net electric energy is referred to as "other sales of energy" in the Power Purchase Agreement and is sold at the local marginal price commonly referred to as spot market energy. Gas required for this energy generation was purchased from Williams Energy at spot market prices. We recognized merchant revenues of approximately $11.1 million and fuel expenses of approximately $6.9 million for the year ended December 31, 2002.

Competition

     Under the Power Purchase Agreement, Williams Energy is required to purchase all of our facility's capacity and energy for an initial term of 20 years. Therefore, during the term of the Power Purchase Agreement, competition from other capacity and energy providers will become an issue only if the Power Purchase Agreement is terminated or not performed in accordance with its terms. Following the term of the Power Purchase Agreement, we anticipate selling our facility's net capacity, ancillary services and energy under a new Power Purchase Agreement or into the Pennsylvania-New Jersey-Maryland ("PJM") power pool market. At that time, we will face competition from other generating facilities selling into the PJM power pool market including, possibly, other facilities owned by The AES Corporation or its affiliates.

Employees

     We are a Delaware limited liability company and have no employees other than our 7 officers. Our officers receive no compensation for the services they provide to us or for any transactions between us and our affiliates. Under the operations agreement, AES Sayreville has managed the development and construction of and now operates and maintains our facility. The direct labor personnel and the plant operations management are employees of The AES Corporation provided to AES Sayreville under a services agreement. As of December 31, 2002, The AES Corporation provided 27 employees to work at our facility.

Insurance

     As owner of our site and lessee and owner of the facility, we maintain a comprehensive insurance program as required under our various project contracts and the indenture governing our senior secured bonds and underwritten by recognized insurance companies. Among other insurance policies, we also maintain commercial general liability insurance, permanent property insurance for full replacement value of the facility and business interruption insurance covering at least 18 months of gross revenues less variable operating expenses. We have obtained title insurance in an amount equal to the principal amount of the bonds.

     AES Sayreville, as operator of our facility, maintains, among other insurance policies, workers' compensation insurance (or evidence of self-insurance), if required, and comprehensive automobile bodily injury and property damage liability insurance.

Permits And Regulatory Approvals

     AES Sayreville, as operator of our facility, and us, as owner and lessee of our facility, must comply with numerous federal, state and local regulatory requirements including environmental requirements in the operation of our facility.

     On November 4, 1999, we received a certification from the Federal Energy Regulatory Commission ("FERC") that we are an exempt wholesale generator. Certification as an exempt wholesale generator exempts us from regulation under the Public Utility Holding Company Act of 1935. We will maintain this status so long as we continue to make only wholesale sales of electricity, which we intend to do. Prior to commercial operation, we filed the Power Purchase Agreement with FERC and requested approval for the rates contained therein. On June 22, 2001, we received FERC approval at those rates. We may also need to obtain FERC approval for sales of electricity at market-based rates after the Power Purchase Agreement is no longer in effect.

     On January 28, 2000, we received our Prevention of Significant Deterioration Permit, or "air permit," from the New Jersey Department of Environmental Protection. The appeal period in respect of the air permit expired on February 28, 2000, and no appeal was filed. The air permit requires that our facility be constructed in a manner that will allow it to meet specified limitations on emissions of air pollutants. Under the construction agreement, originally WGI and now Raytheon, as project guarantor, are required to construct our facility to meet these requirements. The required emission standards were met upon provisional acceptance and commercial operation and no additional modification is currently needed.

     We are subject to a number of statutory and regulatory standards and required approvals relating to energy, labor and environmental laws. The necessary environmental permits for the commencement of construction and operation of our facility have been obtained.

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


                            Power Purchase Agreement

     We entered into a Fuel Conversion Services, Capacity and Ancillary Services Purchase Agreement, dated as of September 17, 1999, with Williams Energy, for the sale to Williams Energy of all of the electric energy and unforced capacity produced by our facility as well as ancillary services and fuel conversion services.

Term

     The Power Purchase Agreement extends for 20 years from the first contract anniversary date, which is the last day of the month in which commercial operation occurred. We recognize a commercial operation date of September 1, 2002. Williams Energy has disputed the September 1, 2002, commercial operation date and has informed the Company that it recognizes commercial availability of our facility as of September 28, 2002. See "Project Status and Recent Developments". While we believe our interpretation of the Power Purchase Agreement is correct we cannot predict the outcome of this matter.

     Upon notice from Williams Energy no later than 90 days prior to the end of the initial term of the Power Purchase Agreement, the term of the Power Purchase Agreement may be extended by Williams Energy for up to a total of 24 months for each hour of the initial term during which we are unable to deliver energy or ancillary services because of an event of force majeure (other than an inability of the Company to obtain natural gas to operate the facility) that occurs after the commercial operation date.

     Under the Power Purchase Agreement, the commercial operation date was required to occur by December 31, 2001, however the Company had the right to extend the commercial operation date until June 30, 2002 by invoking its right to a free extension option which was available under the Power Purchase Agreement if certain conditions were met. The Company exercised its right to extend the commercial operation date from December 31, 2001 to June 30, 2002, as granted under the free extension option. In addition, the Company had the right under the Power Purchase Agreement to again extend the commercial operation date from June 30, 2002 to June 30, 2003 (the "Second Paid Extension Option"), upon written notification to Williams Energy no later than May 21, 2002 (which represented an agreed upon extension from the original April 30, 2002 notification deadline), by paying Williams Energy (i) an amount equal to the lesser of any actual damages Williams Energy suffered or incurred after June 30, 2002, as a result of Williams Energy's reliance upon delivery by such date, to the extent said damages could not be mitigated fully, or $3.0 million and (ii) certain amounts of liquidated damages as calculated pursuant to the Power Purchase Agreement. On May 21, 2002, the Company exercised the Second Paid Extension Option. Williams Energy initially invoiced the Company $3 million related to this extension but subsequently withdrew this invoice and, as of the date hereof, Williams Energy has not provided the Company support for the amount of actual damages suffered or incurred after June 30, 2002 as a result of Williams Energy's reliance upon delivery by such date, therefore the Company has not yet paid or accrued any amounts that may be owed as described in clause (i) above. As of December 31,

2002, the Company had paid liquidated damages to Williams Energy at the rate of $11,000 per day for the period beginning on July 1, 2002 and ending on August 31, 2002, which amounted to $682,000. The Company had also paid liquidated damages to Williams Energy at the rate of $22,000 per day for the period beginning on September 1, 2002 and ending on September 27, 2002, which amounted to $594,000, although this amount is still in dispute through arbitration. During the period of the Second Paid Extension Option, the Company continued to collect liquidated damages through August 10, 2002 from Raytheon under the construction agreement in the amount of $108,000 per day. As of December 31, 2002, the Company had received $14 million in liquidated damages from Raytheon under the construction agreement.

     Williams Energy is currently the Company's sole customer for purchases of capacity, ancillary services, and energy and the Company's sole source for fuel. Williams Energy's payments under the Power Purchase Agreement are expected to provide all of the Company's operating revenues during the term of the Power Purchase Agreement. It is unlikely that the Company would be able to find another purchaser or fuel source on similar terms for the facility if Williams Energy were not performing under the Power Purchase Agreement. Any material failure by Williams Energy to make capacity and fuel conversion payments or to supply fuel under the Power Purchase Agreement would have a severe impact on the Company's operations.

Purchase and Sale of Capacity

     During the term of the Power Purchase Agreement, we will perform for Williams Energy on an exclusive basis, and Williams Energy will purchase and pay for, fuel conversion services. Fuel conversion services include the operation of our facility by us to combust natural gas delivered by Williams Energy in order to generate and deliver energy or to provide ancillary services. We will sell and make available to Williams Energy on an exclusive basis, and Williams Energy will purchase and pay for, our facility's net capacity and ability to generate electric energy. We may not sell, without the consent of Williams Energy in its sole discretion, capacity generated on the site but not from our facility.

Fuel Conversion and Other Services

     Williams Energy must deliver or cause to be delivered to us at the natural gas delivery point on an exclusive basis all quantities of natural gas required by us to:

     o    generate net electric energy and/or ancillary services;

     o    perform start-ups;

     o    perform shutdowns; and

     o operate our facility during any period other than a start-up, shutdown or dispatch period for any reason.

     Williams Energy at all times retains title to the natural gas delivered to us except that when our facility is operated during any period other than a start-up, shutdown or dispatch period title is transferred to us at the natural gas delivery point.

     Williams Energy is solely responsible for all costs and expenses related to the supply and transportation of natural gas to the natural gas delivery point. We are responsible for all costs and expenses related to the transportation, gathering or taxation of natural gas or its use or possession at and after the natural gas delivery point.

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

Pricing and Payments

     For each month of the term after the commercial operation date, Williams Energy must pay us for our facility's net capacity, successful start-ups and associated shutdowns, ancillary services and fuel conversion services at the applicable rates set forth in the Power Purchase Agreement. Each monthly payment by Williams Energy consists of a total fixed payment, a variable operations and maintenance payment and an energy exercise fee. The total fixed payment, which is payable regardless of facility dispatch by Williams Energy but is subject to adjustment based on facility availability, is calculated by multiplying an unforced capacity rate for each contract year by the temperature adjusted unforced capacity in the billing month and adding to that the product of the fuel conversion option demand charge and the average facility capacity for that month. The total fixed payment is anticipated to be sufficient to cover our debt service and fixed operating and maintenance costs and to provide us a return on equity. The variable operations and maintenance payment is intended to cover our variable operating and maintenance costs and escalates annually based on an escalation index set forth in the Power Purchase Agreement. The energy exercise fee is intended to compensate us for each successful start-up. We may receive heat rate bonuses or be required to pay heat rate penalties.

     Prior to the commercial operation date, and during some facility tests thereafter, we purchased natural gas from Williams Energy. Williams Energy sold us the natural gas at prices specified in the Power Purchase Agreement, and we sold to Williams Energy at the electric delivery point any net electric energy produced during the periods at the hourly integrated market clearing marginal price for electric energy at the location where it was delivered or received, calculated pursuant to the terms of the operating agreement of PJM Interconnection, LLC, which is the independent system operator that operates the transmission system to which our facility interconnects. We are solely responsible for any fines or penalties resulting from the delivery of the net electric energy at the electric delivery point when the delivery is made without the authorization of PJM, Jersey Central Power, which is the host utility, or FERC.

     Williams Energy is entitled to an annual fuel conversion volume rebate if its dispatch of our facility exceeds specified levels and monthly non-dispatch payments if, under some circumstances, our facility does not deliver, in whole or in part, the requested net electric energy requested by Williams Energy. All fuel conversion volume rebate payments and non-dispatch payments must be made to Williams Energy after debt service and certain other payments but prior to any distribution to holders of equity interests in our company. Fuel conversion volume rebate payments and any non-dispatch payments owed to Williams Energy and not paid when due will be paid, together with interest thereon, when funds become available to us at the priority level described above. A separate reserve account must be maintained by us and our lenders and we must deposit to that account on a monthly basis, from our cash flow, any applicable and unpaid non-dispatch payment plus a ratable amount of the maximum fuel conversion volume rebate amount that Williams Energy may have earned. Amounts held in that reserve account will be used to pay, to the extent owed, the fuel conversion volume rebate and non-dispatch payments.

Required Authorizations

     During the term of the Power Purchase Contract, we must, at our own cost and expense, obtain as and when required all approvals, permits, licenses and other authorizations from governmental authorities as may be required for us to operate and maintain our facility, the interconnection facilities and protective gas apparatus and to perform our obligations under the Power Purchase Agreement. We plan to obtain all additional governmental approvals, permits, licenses and authorizations as may be required with respect to our facility as soon as practicable.

Interconnection and Metering Equipment

     At our sole cost and expense, we designed, constructed and installed and currently maintain the GPU interconnection facilities and protective gas apparatus needed to generate and deliver net electric energy and/or ancillary services to the electric delivery point in order to fulfill our obligations under the Power Purchase Agreement, including all interconnection facilities and protective gas apparatus that are located at the switchyards and/or substations at our facility. Our facility, interconnection facilities and protective gas apparatus have been designed, constructed and completed in a good and workmanlike manner and in accordance with accepted electrical practices (with respect to our facility and interconnection facilities) or in accordance with standard gas industry practices (with respect to protective gas apparatus), so that the expected useful life of our facility, the interconnection facilities and protective gas apparatus will be not less than the term of the Power Purchase Agreement.

     Public Service Electric and Gas ("PSE&G"), under contract with Williams Energy, has installed the natural gas interconnection facilities and natural gas metering equipment to our satisfaction. PSE&G has also installed gas metering equipment although we are currently involved in a dispute with Williams Energy over the location of such equipment. All electric metering equipment and gas metering equipment, whether owned by us or by a third party, must be operated, maintained and tested in accordance with accepted electrical practices, in the case of the electric metering equipment, and in accordance with applicable industry standards, in the case of the gas metering equipment. Except under limited circumstances, we may not enter into any modification or amendment of the interconnection agreement with Jersey Central Power without the prior written consent of Williams Energy.

     As of December 31, 2002, all electrical interconnection and metering equipment had been installed and accepted by Jersey Central Power. Certain costs associated with the equipment are in dispute. See "Interconnection Agreement - Jersey Central Power's Obligations."

Operation and Dispatch

     Our facility and the interconnection facilities must be operated in accordance with accepted electrical practices and applicable requirements and guidelines of Jersey Central Power pursuant to the interconnection agreement. The protective gas apparatus must be operated in accordance with standard gas industry practices. If there is a conflict between the terms and conditions of the Power Purchase Agreement and Jersey Central Power requirements, the Jersey Central Power requirements control.

     We must operate our facility in parallel with Jersey Central Power's electrical system in accordance with the interconnection agreement. When dispatched by Williams Energy, we must operate our facility and each unit thereof with automatic regulation equipment in service.

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

     We must use commercially reasonable efforts to correct promptly any condition at our facility which necessitates the disconnection of our facility from Jersey Central Power's electrical system or the reduction, curtailment or interruption of electrical output of our facility.

     Williams Energy has the exclusive right to use the net electric energy and ancillary services and to schedule the operation of our facility or a unit thereof in accordance with the provisions of the Power Purchase Agreement; however, the scheduling must be consistent with the design limitations of our facility, applicable law, regulations and permits, and the agreements and the manuals of PJM.

     Williams Energy and our company must perform each of our respective obligations in a manner that avoids the creation of cashout obligations or imbalance penalties imposed by the natural gas transporter. Williams Energy must try to minimize any imbalance charges under a transporter's tariff and thereafter we will be responsible for imbalance charges levied by the natural gas transporter to the extent that the charges result from: (i) an imbalance caused by us greater than the allocable tolerance in the transporter's tariff or (ii) our failure to promptly notify Williams Energy of a change in the operation of our facility that would cause any imbalance.

Force Majeure

     A party will be excused from performing its obligations under the Power Purchase Agreement and will not be liable for damages or otherwise to the other party if and to the extent the party declares that it is unable to perform or is prevented from performing an obligation under the Power Purchase Agreement by a force majeure condition, except for any obligations and/or liabilities under the Power Purchase Agreement to pay money, which will not be excused, and except to the extent an obligation accrues prior to the occurrence or existence of a force majeure condition as long as:

     o the party declaring its inability to perform by virtue of force majeure, as promptly as practicable after the occurrence of the force majeure condition, but in no event later than 5 days thereafter, gives the other party written notice describing, in detail, the nature, extent and expected duration of the force majeure condition;

     o the suspension of performance is of no greater scope and of no longer duration than is reasonably required by the force majeure condition;

     o the party declaring force majeure uses all commercially reasonable efforts to remedy its inability to perform; and

     o as soon as the party declaring force majeure is able to resume performance of its obligations excused as a result of the force majeure condition, it must give prompt written notification thereof to the other party.

     Irrespective of whether the force majeure condition is declared by Williams Energy or us, the time period of a force majeure will be excluded from the calculation of all payments under the Power Purchase Agreement and Williams Energy will be under no obligation to pay us any of the payments described in the Power Purchase Agreement. If Williams Energy declares a force majeure, however, it will continue to pay us only the applicable monthly total fixed payment as described in the Power Purchase Agreement until the earlier of (i) the termination of the force majeure condition or (ii) the termination of the Power Purchase Agreement. Furthermore, if a force majeure is declared by us due to an action or inaction of Jersey Central Power that prevents us from delivering net electric energy to the electric delivery point, Williams Energy will continue to pay the applicable portion of the total fixed payment for the first 24 hours of the period.

     Notwithstanding anything to the contrary contained in the Power Purchase Agreement, except as may expressly be provided in the Power Purchase Agreement, the term force majeure will not include or excuse a party's performance in the following circumstances:

     o Any reduction, curtailment or interruption of generation or operation of our facility, or of the ability of Williams Energy to accept or transmit net electric energy, whether in whole or in part, which reduction, curtailment or interruption is caused by or arises from the acts or omissions of any third party providing services or supplies to the party claiming force majeure, including any vendor or supplier to either party of materials, equipment, supplies or services, or any inability of Jersey Central Power to deliver net electric energy to Williams Energy, unless, and then only to the extent that, any act or omission would itself be excused under the Power Purchase Agreement as a force majeure;

     o Any outage, whether or not due to our fault or negligence, attributable to a defect or inadequacy in the manufacture, design or installation of our facility that prevents, curtails, interrupts or reduces the ability of our facility to generate net electric energy or our ability to perform our obligations under the Power Purchase Agreement;

     o To the extent that the party claiming force majeure failed to prevent or remedy the force majeure condition by taking all commercially reasonable acts (short of litigation, if the remedy requires litigation) and, except as otherwise provided in the Power Purchase Agreement, failed to resume performance under the Power Purchase Agreement with reasonable dispatch after the termination of the force majeure condition;

     o To the extent that the claiming party's failure to perform was caused by lack of funds;

     o To the extent Williams Energy is unable to perform due to a shortage of natural gas supply not caused by an event of force majeure; or

     o Because of an increase or decrease in the market price of electric energy/capacity or natural gas or because it is uneconomic for the party to perform its obligations under the Power Purchase Agreement.

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

Events of Default; Termination; Remedies

     The following will constitute events of default under the Power Purchase
Agreement:

     o breach of any term or condition of the Power Purchase Agreement, including, but not limited to, (i) any failure to maintain or to renew any security, (ii) any breach of a representation, warranty or covenant or (iii) failure of either party to make a required payment to the other party;

     o our facility is not available to provide fuel conversion services or ancillary services to Williams Energy during any period of 180 consecutive days after the occurrence of the commercial operation date, except as may be excused by force majeure or the absence of available natural gas, or if non-availability is caused by an act or failure to act by Williams Energy where the action is required by the Power Purchase Agreement;

     o we sell or supply net electric energy, ancillary services or capacity from our facility, or agree to do the same, to any person or entity other than Williams Energy, without the prior approval of Williams Energy;

     o our failure for 30 consecutive days to perform regular and required maintenance, testing or inspection of the interconnection facilities, our facility and/or other electric equipment and facilities where the failure is material;

     o our failure for 30 consecutive days to correct or resolve a material violation of any code, regulation and/or statute applicable to the construction, installation, operation or maintenance of our facility, the interconnection facilities, protective gas apparatus or any other electric equipment and facilities required to be constructed and operated under the Power Purchase Agreement when the violation impairs our continued ability to perform its obligations under the Power Purchase Agreement;

     o involuntary bankruptcy or insolvency of either party that continues for more than 60 days;

     o    voluntary bankruptcy or insolvency by either party;

     o any modifications, alterations or other changes to our facility by or on our behalf which prevent us from fulfilling, or materially diminish our ability to fulfill, its obligations, duties, rights and responsibilities under the Power Purchase Agreement and which after reasonable notice and opportunity to cure, are not corrected;

     o there will be outstanding for more than 60 days any unsatisfied final, non-appealable judgment against us in an amount exceeding $500,000, unless the existence of the unsatisfied judgment will not materially affect our ability to perform its obligations under the Power Purchase Agreement; and

     o The AES Corporation will cease to own, directly or indirectly, beneficially and of record, at least 50 percent of the equity interests in our company, or will cease to possess the power to direct or cause the direction of our company's management or policies, or any person, other than The AES Corporation or an affiliate, authorized to act as a power marketer by FERC or any affiliate of the person will own, directly or indirectly, beneficially or of record, any of the equity interests in our company.

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

     If the defaulting party fails to cure the default or take the steps as provided under the preceding paragraph, and immediately upon the occurrence of insolvency or the filing of a voluntary petition for bankruptcy, the Power Purchase Agreement may be terminated by the non-defaulting party, without any liability or responsibility whatsoever, by written notice to the party in default thereof. The Power Purchase Agreement will then terminate and the non-defaulting party may exercise all rights and remedies as are available to it to recover damages caused by the default, seek specific performance or exercise other rights and remedies that it may have in equity or at law.

Security

     The Power Purchase Agreement requires us to provide $30 million of financial security for our performance and payment obligations prior to commercial operation and $10 million of financial security for our performance and payment obligations subsequent to the commercial operation date. We may, at any time at our option, elect to either provide the financial security in the form of a guaranty of The AES Corporation or in the form of a single letter of credit, satisfactory to Williams Energy in form and substance, upon which Williams Energy may draw as specified in the Power Purchase Agreement. If the financial security contains an expiration date, either express or implied, we will renew the financial security not later than 10 days prior to the expiration date and will provide written notice of the renewal to Williams Energy at the same time. If we fail to renew the financial security as set forth above, Williams Energy is entitled to demand and receive payment thereunder on or after three days after written notice of the failure is provided to us, and the amount drawn will be deposited in an interest-bearing escrow account.

     The letter of credit referred to above must be issued by a financial institution that at all times during the term of the letter of credit meets and maintains the following criteria: (i) a U.S. or foreign bank rated "C" or better by Thompson Bankwatch; or (ii) a U.S. or foreign bank, surety company or financial institution whose senior debt has the rating listed below by two of the three rating agencies: Standard & Poor's: "A-" or better; Moody's: "A3" or better; Duff & Phelps: "A-" or better. If the bank, surety company or financial institution fails to maintain the ratings criteria, then upon 30 days' written notice from Williams Energy, we are required to obtain equivalent security from another bank, surety company or financial institution meeting the above stated criteria.

     In order to satisfy this obligation, prior to the commercial operation date we provided a $30 million letter of credit which was reduced to $10 million on the commercial operation date. This letter of credit will remain in effect during the term of the Power Purchase Agreement.

     The payment obligations of Williams Energy under the Power Purchase Agreement are guaranteed by The Williams Companies, Inc. The payment obligations of The Williams Companies, Inc. under the guaranty are capped at an amount equal to $509,705,311. Beginning on January 1 of the first full year after the commercial operation date, this guaranty cap is to be reduced semiannually by a fixed amount which is based on the amortization of our senior secured bonds during the applicable semiannual period. Pursuant to Section 18.3 of the Power Purchase Agreement, in the event that Standard & Poors or Moody's rates the long-term senior unsecured debt of The Williams Companies, Inc. lower than investment grade, The Williams Companies, Inc. is required to supplement The Williams Companies, Inc. guarantee with additional alternative security that is acceptable to the Company within 90 days after the loss of such investment grade rating.

     According to published sources, on July 23, 2002, S&P lowered the long-term senior unsecured debt rating of The Williams Companies, Inc. to "BB" from "BBB-" and further lowered such rating to "B" on July 25, 2002. According to published sources, on July 24, 2002, Moody's lowered the long-term senior unsecured debt rating of The Williams Companies, Inc. to "B1" from "Baa3" and further lowered such rating on November 22, 2002 to "Caa1". Accordingly, The Williams Companies, Inc.'s long-term senior unsecured debt is currently rated below investment grade by both S&P and Moody's.

     Due to the downgrade of The Williams Companies, Inc. to below investment grade, the Company and Williams Energy entered into a letter agreement dated November 7, 2002 (the "Letter Agreement"), under which Williams Energy agreed to provide the Company (a) a prepayment of $10 million within five business days after execution of the Letter Agreement (the "Prepayment"); (b) alternative credit support equal to $35 million on or before January 6, 2003 in any of the following forms: (i) cash, (ii) letter(s) of credit with the Company as the sole beneficiary substantially in the form of the PPA Letter of Credit, unless mutually agreed to otherwise, or (iii) a direct obligation of the United States Government delivered to a custodial securities account as designated by the Company with a maturity of not more than three years; and (c) replenish any portion of the alternative credit support that is drawn, reduced, cashed, or redeemed, at any time, with an equal amount of alternative credit support. In the Letter Agreement, the Company and Williams Energy acknowledged that the posting of such alternative credit support and Williams Energy's agreement and performance of the requirements of (a), (b), and (c), as set forth in the immediately preceding sentence, would be in full satisfaction of Williams Energy's obligations contained in Section 18.3 of the Power Purchase Agreement. In the Letter Agreement, the Company and Williams Energy expressly agreed that the posting of the Prepayment or any alternative credit support either now or in the future or any other terms set forth in the Letter Agreement is not intended to and did not modify, alter, or amend in any way, the terms and conditions or relieve The Williams Company, Inc. from any obligations it has under its guarantee of the payment obligations of Williams Energy under the Power Purchase Agreement. The guaranty remains in full force and effect and the Company retains all of its rights and remedies provided by that guaranty.

     Under the terms of the Letter Agreement, the Company is obligated to return the Prepayment to Williams Energy upon the earlier of (i) The Williams Companies, Inc. regaining its investment grade rating or Williams Energy providing a substitute guaranty of investment grade rating; (ii) the beginning of Contract Year 20; or (iii) the posting of alternative credit support by Williams Energy as set forth below. In the case of items (i) and (iii) above, except to the extent, in the case of item (iii), Williams Energy elects to have all or a portion of the Prepayment make up a combination of the alternative credit support required to be posted pursuant to Section 18.3(b) of the Power Purchase Agreement, Williams Energy shall have the right to recoup the Prepayment by set-off of any and all amounts owing to the Company under the Power Purchase Agreement beginning no earlier than the June in the calendar year after the occurrence of item (i) or (iii) and continuing thereafter until the Prepayment has been fully recovered. In the case of item (ii) above, Williams Energy shall have the right to immediately set-off all amounts owing to the Company under the Power Purchase Agreement after the occurrence of item
(ii) and continuing thereafter until the Prepayment has been fully recovered. Except to the extent Williams Energy elects to include the Prepayment as part of the alternative credit support, the amount of alternative credit support posted by Williams Energy pursuant to the Letter Agreement shall be initially reduced by the amount of the Prepayment, and Williams Energy shall thereafter increase the alternative credit support proportionately as Williams Energy recoups the Prepayment set-off on the payment due date of amounts owing to the Company.

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

     Williams Energy made the Prepayment on November 14, 2002 and provided an additional $25 million of cash to us on January 6, 2003 as alternative credit support. As allowed by the Letter Agreement, Williams Energy has elected to have the $10 million Prepayment included as part of the alternative credit support. In the event that The Williams Companies, Inc. regains and maintains its investment grade status, provides a substitute guaranty of investment grade rating, or posts a letter of credit, we will be required to return the $35 million alternative credit support to Williams Energy in accordance with the terms of the Letter Agreement as described above. As of March 7, 2003, we had cash balances of approximately $28.9 million. See "Item 7-Managements Discussion and Analysis of Financial Condition and Results of Operations -Liquidity and Capital Resources".

Assignment

     Generally, a party to the Power Purchase Agreement may not assign, transfer, pledge or otherwise encumber or dispose of any rights, duties, interests or obligations thereunder without the prior written consent of the other party except that (i) Williams Energy may, upon reasonable advance notice to us, assign its rights, duties and obligations under the Power Purchase Agreement to any of its affiliates or any other entity, provided that such affiliate or other entity's long term unsecured debt at such time is rated investment grade by Standard & Poor's and Moody's or such affiliate or other entity's obligations under the Power Purchase Agreement are guaranteed by an affiliate whose long-term unsecured debt at such time is rated investment grade by Standard & Poor's and Moody's and such assignee agrees to be bound by all of the terms and conditions on the Power Purchase Agreement to the same extent as Williams Energy, (ii) we may, upon reasonable advance notice to Williams Energy, assign the Power Purchase Agreement and any of our rights, interests, duties or obligations thereunder as collateral security to any Lender so long as the assignee agrees to be bound by all of the terms and conditions of the Power Purchase Agreement to the same extent as we are in the event that such lender exercises its rights under such assignment and (iii) we may assign any of our rights, duties and obligations under the Power Purchase Agreement to any affiliate provided such affiliate assumes in writing all of our obligations under the Power Purchase Agreement and the guaranty of our performance as required by the Power Purchase Agreement remains in effect.


                             Construction Agreement

     We entered into an Agreement for Engineering, Procurement and Construction Services, dated as of October 15, 1999, with WGI (as the successor contractor) under which WGI was required to perform services in connection with the design, engineering, procurement, site preparation and clearing, civil works, construction, start-up, training and testing and to provide all materials and equipment (excluding operational spare parts), machinery, tools, construction fuels, chemicals and utilities, labor, transportation, administration and other services and items (collectively and separately, the "services") for our facility. Under a Guaranty in our favor, effective as of October 15, 1999, all of WGI's obligations under the construction agreement are irrevocably and unconditionally guaranteed by Raytheon.

     WGI filed for bankruptcy on May 14, 2001, however construction of the facility continued through a series of cooperative agreements executed by us, WGI and Raytheon. On November 9, 2001, the Bankruptcy Court approved WGI's rejection of the construction agreement and the execution of the PCA by WGI and Raytheon. Additionally, on November 21, 2001, we and Raytheon entered into the Owner/Guarantor Supplemental Agreement pursuant to which (i) Raytheon and we acknowledged that, notwithstanding the rejection of the construction agreement by WGI, Raytheon would cause the project to be completed in accordance with the terms of the construction agreement pursuant to Raytheon's performance guaranty obligations, and the construction agreement will have continuing applicability insofar as it defines (x) the obligations owed to us by Raytheon under its guaranty and (y) our obligations to Raytheon arising from the performance of those obligations, (ii) Raytheon (or their designees) was designated as our agent for purposes of administering the subcontracts and vendor contracts assigned by WGI to us, (iii) all future payments by us would be paid in accordance with the terms of the construction agreement directly to Raytheon, and (iv) Raytheon would indemnify us with respect to any claims arising out of the subcontracts and vendor contracts assumed by us.

     Provisional acceptance of the facility was achieved on August 11, 2002 when we entered into a settlement agreement with Raytheon. In return for provisional acceptance, Raytheon agreed to perform work identified in the punch list provided as part of the agreement. Raytheon was also required to pay a $5 million settlement fee minus outstanding milestones and change-orders for a net payment to the Company for $2.37 million. Raytheon must perform certain agreed upon completion items in order to obtain final acceptance. See "Completion of our Project - Final Acceptance".

Raytheon Services and Other Obligations

     Raytheon must complete our project by performing or causing to be performed all of the agreed upon services. The services have included: engineering and design; construction and construction management; providing us design documents, instruction manuals, a project procedures manual and quality assurance plan; procurement of all materials, equipment and supplies and all contractor and subcontractor labor and manufacturing and related services; providing a spare parts list; providing all labor and personnel; obtaining all applicable permits; performing inspection, expediting, quality surveillance and traffic services; transporting, shipping, receiving and marshaling all materials, equipment and supplies and other items; providing storage for all materials, supplies and equipment and procurement or disposal of all soil and gravel (including remediation and disposal of specific hazardous materials); providing for design, construction and installation of electrical interconnection facilities (including electric metering equipment, automatic regulation equipment, protective apparatus and control system equipment) and reviewing other utility interconnections to our facility (including gas and water pipelines); performing performance tests; providing for start-up and initial operation functions; providing specified spare parts, waste disposal services, chemicals, consumables and utilities.

     The services have also included: training our personnel prior to provisional acceptance; providing us and our designee with access to the site; obtaining additional necessary real estate rights; cleaning-up and waste disposal (including hazardous materials brought to the site by Raytheon or the subcontractors); submitting a project schedule and progress reports; paying of contractor taxes; making employee identification and security arrangements; protecting adjoining utilities and public and private lands from damage; paying appropriate royalties and license fees; providing final releases and waivers to us; posting collateral or providing other assurances if major subcontractors fail to furnish final waivers; maintaining labor relations and project labor agreements; providing further assurances; coordinating with other contractors; and causing Raytheon to execute and deliver the related guaranty.

     As mentioned above, provisional acceptance was granted by us on August 11, 2002. Raytheon must perform certain agreed upon completion items in order to obtain final acceptance. See "Completion and Acceptance of our Project - Final Acceptance"

Construction and Start-Up

     Raytheon must perform certain services in accordance with prudent utility practices, generally accepted standards of professional care, skill, diligence and competence applicable to engineering, construction and project management practices, all applicable laws, all applicable permits, the real estate rights, the quality assurance plan, the electrical interconnection requirements, the environmental requirements and safety precautions set forth in the construction agreement, and all of the requirements necessary to maintain the warranties granted by the subcontractors under the construction agreement. Raytheon must perform the services in accordance with our project schedule and is obligated to cause:

     o each construction progress milestone to be achieved on or prior to the applicable construction progress milestone date; and

     o final acceptance of our facility to occur on or before the guaranteed final acceptance date. The guaranteed final acceptance date was originally required to occur 13.5 months after the guaranteed provisional acceptance date as defined under the construction agreement, but on March 8, 2003 we entered into a letter agreement with Raytheon pursuant to which we agreed to extend the guaranteed final acceptance date to June 30, 2003.

     Raytheon must perform the services so that our facility, when operated in accordance with the instruction manual and the Power Purchase Agreement operating requirements as of provisional acceptance and final acceptance, will comply with all applicable laws and applicable permits, the electrical interconnection requirements and the guaranteed emissions limits in accordance with the completed performance test requirements.

Contract Price and Payment

     The adjusted contract price may either be paid in installments in accordance with the payment and milestone schedule or be prepaid as described in the collateral agency agreement. Initially, the adjusted contract price was prepaid in the amount of $295.7 million ($288.6 million of which was paid at closing), which included base scope changes through March 15, 2000. The contract price may be adjusted as a result of scope changes. The prepayment funds were backed by a prepayment letter of credit in our favor. However, under the construction agreement, the bankruptcy filing by WGI on May 14, 2001 constituted an event of default under the construction agreement. Accordingly, we requested that the full available amount of such letter of credit be drawn upon and deposited in the construction account held by the collateral agent. The collateral agent made such drawing on May 4, 2001 in the amount of $95.8 million, which was the then outstanding amount of the prepayment letter of credit as it had been reduced by WGI's achievement of construction milestones under the construction agreement. Subsequent to the termination of the prepayment arrangements with WGI, payments to WGI for achievement of construction milestones as specified in the construction agreement were made in accordance with the terms of the construction agreement.

     Under the construction agreement, we are entitled to withhold from each scheduled payment, other than the last milestone payment, 10% of the requested payment until after final acceptance by us of the facility unless, as discussed below, Raytheon posts a letter of credit in the amount of amounts which would otherwise be retained. Within 10 days after the final acceptance, we are required to pay all retainage except for (a) 150% of the cost of completing all punch list items and (b) the lesser of (i) 150% of the cost of repairing or replacing any items that have already been repaired or replaced by Raytheon and
(ii) $1 million. Within 30 days after project completion, we are required to pay the sum of the unpaid balance of the contract price, including all retainage, less the amount indicated in (b) of the immediately proceeding sentence. Within 30 days of the first anniversary of the earlier of provisional acceptance or final acceptance, we are required, so long as project completion has occurred, to pay all remaining retainage, if any.

     Under the construction agreement, in lieu of our retaining these amounts, Raytheon is entitled to post a letter of credit in the amount of the then current retainage. On March 4, 2002, Raytheon provided us with a letter of credit in the amount of $29.5 million (which amount represented the outstanding amount of retainage under the construction agreement on the date the letter of credit was posted) and we paid Raytheon the amount of the retainage. Raytheon has subsequently increased the amount of the letter of credit in proportion to the amounts which would otherwise be retained by us and we have paid Raytheon the corresponding amount this retainage. As of December 31, 2002, Raytheon had provided a letter of credit of approximately $30.8 million. We may draw on this letter of credit in the event that Raytheon fails to pay us any amount owed to us under the construction agreement. As of December 31, 2002 and March 7, 2003, we had drawn $96,000 and $273,000 on this letter of credit, respectively.

     We are currently in discussions with Raytheon as to when the performance testing required for final acceptance will occur. See "Completion and Acceptance of Our Project - Final Acceptance."

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

Completion and Acceptance of Our Project

   Mechanical Completion

     Mechanical completion was achieved on August 13, 2002.

Performance Tests and Power Purchase Agreement Output Tests

     Once mechanical completion was achieved, Raytheon was required to perform certain performance tests in accordance with criteria set forth in the construction agreement. Raytheon gave us notice of the performance tests, we arranged for the disposition of output during start-up and testing and Raytheon declared these performance tests complete since during the tests the operation of our facility complied with applicable laws, applicable permits, Guaranteed Emissions Limits and other required standards. Although the performance test met the levels required for the commencement of commercial operations, they did not meet the levels guaranteed by Raytheon under the construction agreement. Therefore, as provided by the construction agreement, Raytheon has been paying and will continue to pay us interim rebates until the final acceptance date. On the final acceptance date additional performance tests will be performed and if specified levels of heat rate and output are not met, Raytheon will be required to pay us a final lump-sum payment which will be based on the amount of the deficiency.

Provisional Acceptance

     Provisional acceptance was achieved on August 11, 2002 and risk transfer occurred on August 13, 2002 when:

     o Raytheon caused a completed performance test in which our facility demonstrated an average net electrical output of 95% (or higher) of the electrical output guarantee and 105% (or lower) of the gas-based heat rate guarantee; and

     o    our facility achieved the requirements of mechanical completion.

     The independent engineer and we were satisfied that the provisional acceptance requirements had been met and delivered to Raytheon a provisional acceptance certificate on August 11, 2002. We took possession and control of our facility and we are now solely responsible for the operation and maintenance of the facility although Raytheon continues to have reasonable access to our facility to complete the services.

Final Acceptance

     Final acceptance will be achieved when:

     o Raytheon has caused a completed performance test in accordance with the construction agreement to be concluded in which our facility demonstrates during the performance test an average net electrical output of 100% (or higher) of the electrical output guarantee and 100% (or lower) of the heat rate guarantee;

     o our facility has achieved, and continues to satisfy the requirements for the achievement of, mechanical completion;

     o the reliability guarantee has been achieved under the construction agreement; and

     o Raytheon has completed performance of the services except for (i) punch list items and (ii) services that are required by the terms of the construction agreement to be completed after the achievement of final acceptance, such as Raytheon's warranty obligations.

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

     When Raytheon believes that it has achieved final acceptance of our facility, it will deliver to us a notice of final acceptance. The guaranteed final acceptance date under the construction agreement was originally 13.5 months after the guaranteed provisional acceptance date (February 14, 2002). However, on March 8, 2003, we entered into a letter agreement with Raytheon pursuant to which we granted Raytheon a free extension of the guaranteed final acceptance date from April 1, 2003 to June 30, 2003. Once we are satisfied that the final acceptance requirements have been met, we will deliver to Raytheon a final acceptance certificate. If reasonable cause exists for doing so, we will notify Raytheon in writing that final acceptance has not been achieved, stating the reasons therefor. If we determine that final acceptance has not been achieved, Raytheon will promptly take the action or perform the additional services needed to achieve final acceptance and will issue to us another notice of final acceptance. The procedure will be repeated as necessary until final acceptance has been achieved or deemed to have occurred.

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

Project Completion

     Project completion will be achieved under the construction agreement when:

     o Final acceptance of our facility will have occurred and the performance guarantees with respect to our facility will have been achieved (or in lieu of achievement of the performance guarantees, applicable rebates under the construction agreement will have been paid, or we will have elected final acceptance);

     o    The reliability guarantee will have been achieved;

     o Raytheon will have demonstrated during the completed performance test that the operation of our facility does not exceed the guaranteed emissions limits;

     o The requirements for achieving mechanical completion of our facility will continue to be met;

     o The punch list items will have been completed in accordance with the construction agreement; and

     o Raytheon will have performed all of the services, other than those services, such as Raytheon's warranty obligations, which by their nature are intended to be performed after project completion.

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

Price Rebate for Failure to Meet Guarantees

   Completion Dates

     Raytheon guaranteed that (i) provisional acceptance or final acceptance of our facility will be achieved on or before the guaranteed provisional acceptance date and (ii) final acceptance of our facility will be achieved on or before the guaranteed final acceptance date.

     If neither provisional acceptance nor final acceptance of our facility occurs by the date that is 50 days after the guaranteed provisional acceptance date, Raytheon was obligated to pay us $108,000 per day as liquidated damages, for each day provisional acceptance or final acceptance is later than the guaranteed provisional acceptance date. The aggregate amount of such payments that Raytheon is obligated to make is limited to 13% of the adjusted contract price (approximately $40 million). Since neither provisional nor final acceptance had occurred within 50 days of the guaranteed provisional acceptance date of February 14, 2002, Raytheon began to pay us scheduled late completion payments beginning on April 6, 2002 and ending on August 10, 2002 (the day prior to the provisional acceptance date). As of December 31, 2002, a total of $14 million in liquidated damages had been received.

     Pursuant to the construction agreement, if neither provisional acceptance nor final acceptance of our facility occurred on or before the date that was 90 days after the guaranteed provisional acceptance date, Raytheon was required to submit for approval by us and the independent engineer a plan to accelerate the performance of the services as necessary in order to achieve final acceptance of our facility by the guaranteed final acceptance date. Raytheon submitted the required plan which was subsequently approved by us and the independent engineer.

Performance Guarantees

   Electrical Output

     Under the construction contract, if the average net electrical output of our facility at provisional acceptance or interim acceptance, whichever is the earlier to occur, is less than the electrical output guarantee, then Raytheon must pay us, as a rebate and not as liquidated damages, for each day during the interim period, an amount equal to $0.22 per day for each kilowatt by which the average net electrical output is less than the electrical output guarantee. During performance testing, our output was calculated to be 13,370 kilowatts less than the electrical output guarantee. Accordingly, our daily charge for this amount has been calculated at $2,941.40 per day. Raytheon has been paying this amount since August 13, 2002 and will continue paying until next performance test which is currently scheduled to occur on or just prior to the final acceptance date.

     Upon final acceptance, if the average net electrical output of our facility during the completed performance test is less than the electrical output guarantee, then Raytheon must pay us, as a bonus, an amount equal to $520 for each kilowatt by which the average net electrical output is less than the guarantee minus any interim rebates paid or to be paid by Raytheon.

   Heat Rate Guarantees

     If the average net heat rate of our facility at provisional acceptance or interim acceptance, if having occurred before final acceptance, exceeds the heat rate guarantee, then Raytheon must pay us, as a rebate and not as liquidated damages, for each day during the interim period, an amount equal to $46 per day for each BTU/KwH by which the measured net heat rate is greater than the heat rate guarantee.

     Upon final acceptance, if the net heat rate of our facility during the completed performance test exceeds the heat rate guarantee, then Raytheon will pay us, as a rebate, a lump sum amount equal to $110,000 for each BTU/KwH by which the measured heat rate is greater than the heat rate guarantee minus any interim rebates paid or to be paid by Raytheon.

     For the year ended December 31, 2002, we have invoiced Raytheon approximately $955,835 in electrical output and heat rate rebates. As of December 31, 2002, Raytheon owed approximately $207,830 in rebates. This amount is reflected in accounts receivable-other at December 31, 2002. As of December 31, 2002, we had drawn $96,000 on the letter of credit provided by Raytheon which covered rebate amounts.

Liability and Damages

   Limitation of Liability

     In no event will Raytheon's liability (i) for provisional acceptance late completion payments exceed an amount equal to 13% of the contract price, (ii) for performance guarantee payments arising from the electrical output guarantee exceed in the aggregate an amount equal to 10% of the contract price, (iii) for performance guarantee payments arising from the heat rate guarantee exceed in the aggregate 15% of the contract price and (iv) for all provisional acceptance late completion payments and performance guarantee payments exceed an amount equal to 34% of the contract price.

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

Warranties and Guarantees

     Raytheon warrants and guarantees that during the applicable warranty period:

     o all machinery, equipment, materials, systems, supplies and other items comprising our project will be new and of first-rate quality which satisfies utility-grade standards and in accordance with prudent utility practices and the specifications set forth in the construction agreement, suitable for the use in generating electric energy and capacity under the climatic and normal operating conditions and free from defective workmanship or materials;

     o it will perform all of its design, construction, engineering and other services in accordance with the construction agreement;

     o our project and its components are free from all defects caused by errors or omissions in engineering and design, as determined by reference to prudent utility practices, and comply with all applicable laws, all applicable permits, the electrical interconnection requirements, the Power Purchase Agreement operating requirements and the guaranteed emissions limits; and

     o the completed project performs its intended functions of generating electric energy and capacity as a complete, integrated operating system as contemplated in the construction agreement.

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

     Upon notification from us no later than 30 days after the expiration of the applicable warranty period of any defects or deficiencies in our project or any component thereof, we will, subject to the provisions of the construction agreement, make our facility or the subject equipment available to Raytheon for Raytheon to re-perform, replace or, at Raytheon's option, repair the same at Raytheon expense so that it is in compliance with the standards warranted and guaranteed, all in accordance with the construction agreement.

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

Excused Performance

     If either party is rendered wholly or partly unable to perform its obligations because of a force majeure event, that party will be excused from whatever performance is affected by the force majeure event to the extent so affected so long as:

     o the non-performing party gives the other party prompt notice describing the particulars of the occurrence;

     o the suspension of performance is of no greater scope and of no longer duration than is reasonably required by the force majeure event;

     o the non-performing party exercises all reasonable efforts to mitigate or limit damages to the other party;

     o the non-performing party uses its best efforts to continue to perform its obligations under the construction agreement and to correct or cure the event or condition excusing performance; and

     o when the non-performing party is able to resume performance of its obligations, that party will give the other party written notice to that effect and will promptly resume performance under the construction agreement.

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

     As soon as Raytheon becomes aware of any circumstances which Raytheon has reason to believe may necessitate a scope change, Raytheon will issue to us a scope change order notice at Raytheon's expense. If we desire to make a scope change, in response to a scope change order notice or otherwise, we will submit a scope change order request to Raytheon. Raytheon will promptly review the scope change order request and notify us in writing of the options for implementing the proposed scope change and the effect, if any, each option would have on the contract price, the guaranteed completion dates, the construction progress milestone dates, the payment and milestone schedule, our project schedule and the performance guarantees.

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

Effect of Force Majeure Event

     If and to the extent that any force majeure events affect Raytheon's ability to meet the guaranteed completion dates, or the construction progress milestone dates, an equitable adjustment in one or more of the dates, the payment and milestone schedule and our project schedule will be made by agreement of us and Raytheon. No adjustment to the performance guarantees and, except as otherwise expressly set forth below, the contract price will be made as a result of a force majeure event. If Raytheon is delayed in the performance of the services by a force majeure event, then:

     o to the extent that the delay(s) are, in the aggregate, 60 days or less, Raytheon will absorb all of its costs and expenses resulting from said delay(s); and

     o to the extent that the delay(s) are, in the aggregate, more than 60 days, Raytheon will be reimbursed by us for those incremental costs and expenses resulting from said delay(s) which are incurred by Raytheon after said 60-day period.

Price Change

     An increase or decrease in the contract price, if any, resulting from a scope change requested by us or made under the construction contract will be determined by mutual agreement of the parties.

Continued Performance Pending Resolution of Disputes

     Notwithstanding any dispute regarding the amount of any increase or decrease in Raytheon's costs with respect to a scope change, Raytheon will proceed with the performance of the scope change promptly following our execution of the corresponding scope change order.

Hazardous Materials

     If hazardous materials were not identified in an environmental site assessment report delivered by us to Raytheon prior to the commencement date and were not brought onto the site by Raytheon or any of its subcontractors, then Raytheon will be entitled to a scope change under the construction agreement.

Risk of Loss

     With respect to our facility, until the risk transfer date, which occurred on August 13, 2002, Raytheon bore the risk of loss and full responsibility for the costs of replacement, repair or reconstruction resulting from any damage to or destruction of our facility or any materials, equipment, tools and supplies that are purchased for permanent installation in or for use during construction of our facility.

     Since the risk transfer date with respect to our facility, we bear all risk of loss and full responsibility for repair, replacement or reconstruction with respect to any loss, damage or destruction to our facility.

Termination

   Termination for our Convenience

     We may for our convenience terminate any part of the services or all remaining services at any time upon 30 days' prior written notice to Raytheon specifying the part of the services to be terminated and the effective date of termination. We may elect to suspend completion of all or any part of the services upon 10 days' prior written notice to Raytheon, or, in emergency situations, upon prior notice as circumstances permit.

   Termination by Raytheon

     If we fail to pay to Raytheon any payment and the failure continues for 30 days, then (i) Raytheon may suspend its performance of the services upon 10 days' prior written notice to us, which suspension may continue until the time as the payment, plus accrued interest thereon, is paid to Raytheon, and/or (ii) if the payment has not been made prior to the commencement of a suspension by Raytheon under clause (i) above, Raytheon may terminate the construction agreement upon 60 days' prior written notice to us; however, the termination will not become effective if the payment, plus accrued interest thereon, is made to Raytheon prior to the end of the notice period. If the suspension occurs, an equitable adjustment to one or more of the contract price, the guaranteed completion dates, the construction progress milestone dates, the payment and milestone schedule and our project schedule, and, as appropriate, the other provisions of the construction agreement that may be affected thereby, will be made by agreement between us and Raytheon. If we have suspended completion of all or any part of the services in accordance with the construction agreement for a period in excess of 365 days in the aggregate, Raytheon may, at its option, at any time thereafter so long as the suspension continues, give written notice to us that Raytheon desires to terminate the construction agreement. Unless we order Raytheon to resume performance of the suspended services within 15 days of the receipt of the notice from Raytheon, the suspended services will be deemed to have been terminated by us for our convenience. If the occurrence of one or more force majeure events prevents Raytheon from performing the services for a period in the aggregate of 720 days, either party may, at its option, give written notice to the other party of its desire to terminate the construction agreement.

   Consequences of Termination

     o Upon any termination, we may, so long as the termination is pursuant to any default Raytheon will have been paid all amounts due and owing to it under the construction agreement, which will not be deemed to constitute a waiver by Raytheon of any rights to payment it may have as a result of a non-default related termination in the event of a termination pursuant to a default, at our option elect to have itself, or our designee, which may include any other affiliate or any third-party purchaser, (i) assume responsibility for and take title to and possession of our project and any or all work, materials or equipment remaining at the site and (ii) succeed automatically, without the necessity of any further action by Raytheon, to the interests of Raytheon in any or all items procured by Raytheon for our project and in any and all contracts and subcontracts entered into between Raytheon and any subcontractor with respect to the equipment specified in the construction agreement, and with respect to any or all other subcontractors selected by us which are materially necessary to the timely completion of our project, Raytheon will use all reasonable efforts to enable us, or our designee, to succeed to Raytheon's interests thereunder.

     o If any termination occurs, we may, without prejudice to any other right or remedy it may have, at its option, finish the services by whatever method we may deem expedient.

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

Default and Remedies

   Raytheon's Default

     Raytheon's events of default include: voluntary bankruptcy or insolvency; involuntary bankruptcy or insolvency; materially adverse misleading or false representation or warranty; improper assignment; failure to maintain required insurance; failure to comply with applicable laws or applicable permits; cessation or abandonment of the performance of services; termination or repudiation of, or default under the related construction contract guaranty; failure to supply sufficient skilled workers or suitable material or equipment; failure to make payment when due for labor, equipment or materials; non-occurrence of either provisional acceptance or final acceptance within 90 days after the guaranteed provisional acceptance date, non-occurrence of construction progress milestones and failure proceed under a remediation plan within 90 days after the non-occurrence; and failure to remedy non-performance or non-observance of any provision in the construction agreement.

Our Rights and Remedies

     If Raytheon is in default of its obligations, we will have any or all of the following rights and remedies, in addition to any other rights and remedies that may be available to us under the construction agreement or at law or in equity, and Raytheon will have the following obligations:

     o We may, without prejudice to any other right or remedy we may have under the construction agreement or at law or in equity, terminate the construction agreement in whole or in part immediately upon delivery of notice to Raytheon. In case of the partial termination, the parties will mutually agree upon a scope change order to make equitable adjustments, including the reduction and/or deletion of obligations of the parties commensurate with the reduced scope Raytheon will have after taking into account the partial termination, to one or more of the guaranteed completion dates, the construction progress milestone dates, the contract price, the payment and milestone schedule, our project schedule, the performance guarantees and the other provisions of the construction agreement which may be affected thereby, as appropriate. If the parties are unable to reach mutual agreement as to said scope change order and the dispute resolution procedures set forth in the construction agreement are invoked, the procedures will give due consideration to customary terms and conditions under which Raytheon has entered subcontracts with third party prime contractors covering services substantially similar to those services which are not being terminated.

     o If requested by us, Raytheon must withdraw from the site, must assign to us such of contractor's subcontracts, to the extent permitted therein, as we may request, and must remove the materials, equipment, tools and instruments used by, and any debris and waste materials generated by, Raytheon in the performance of the Services as we may direct, and we, without incurring any liability to Raytheon, other than the obligation to return to Raytheon at the completion of our project the materials that are not consumed or incorporated into our project, solely on an "as is, where is" basis without any representation or warranty of any kind whatsoever, may take possession of any and all designs, drawings, materials, equipment, tools, instruments, purchase orders, schedules and facilities of Raytheon at the site that we deem necessary to complete the services.

Assignment

     The parties shall have no right to assign or delegate any of their respective rights or obligations under the construction agreement either voluntarily or involuntarily or by operation of law, except that we may, without

Raytheon's approval, assign any or all of its rights under the construction agreement (a) as collateral security to the financing parties and (b) to any transferee of our project or a substantial portion of our project so long as such assignee has financial and operational capabilities that are either substantially similar to ours at the time or otherwise are such that the assignment could not reasonably be expected to have a material adverse effect on Raytheon's rights and obligations under the construction agreement.


                         Maintenance Services Agreement

     We have entered into the Maintenance Program Parts, Shop Repairs and Scheduled Outage TFA Services Contract, dated as of December 8, 1999, with Siemens Westinghouse by which Siemens Westinghouse will provide us with, among other things, combustion turbine parts, shop repairs and scheduled outage technical field assistance services. The fees assessed by Siemens Westinghouse will be based on the number of Equivalent Base Load Hours accumulated by the applicable Combustion Turbine as adjusted for inflation. The Company has received approximately $10.5 million in rotable spare parts under this agreement. This amount is recorded as spare parts inventory and as a long-term liability in the December 31, 2002 balance sheet.

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

Scope of Work

     During the term of the maintenance services agreement, and in accordance with the scheduled outage plan, Siemens Westinghouse is required to do the following:

     o deliver the type and quantity of new program parts for installation of the combustion turbine;

     o repair/refurbish program parts and equipment for the combustion turbine;

     o    provide miscellaneous hardware;

     o provide us with material safety data sheets for all hazardous materials Siemens Westinghouse intends to bring/use on the site;

     o provide the services of a maintenance program engineer to manage the combustion turbine maintenance program;

     o provide technical field assistance, or TFA Services, which involves advice and consultation for the disassembly, inspection and assembly of various equipment; and

     o    remove and reinstall insulation as required to complete inspections.

     We are responsible for, among other things:

     o storing and maintaining parts, materials and tools to be used in or on the combustion turbine;

     o maintaining and operating the combustion turbine consistently with the warranty conditions;

     o ensuring that our operator and maintenance personnel are properly trained;

     o    transporting program parts in need of repair/refurbishing; and

     o providing Siemens Westinghouse, on a monthly basis, with the number of equivalent starts and the number of equivalent base load hours ("EBHs") incurred by each combustion turbine.

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

     In addition, Siemens Westinghouse warrants that any program part removed during a scheduled outage and delivered by us to the designated facility for repair will be repaired and delivered by Siemens Westinghouse within 26 weeks. If Siemens Westinghouse does not deliver the program part within this time frame or does not provide a new program part in lieu of the program part being shop repaired and an outage occurs which requires such a program part, Siemens Westinghouse will pay us liquidated damages for each day the program part is not repaired and delivered the aggregate of which liquidated damage payments will not exceed a maximum annual cap. If upon reaching the maximum cap on aggregate liquidated damages, Siemens Westinghouse still has not repaired and delivered the program part, we may elect to terminate the maintenance services agreement because Siemens Westinghouse will be considered to have failed to perform its material obligations.

     Except for the express warranties set forth in the maintenance services agreement, Siemens Westinghouse makes no other warranties or representations of any kind. No implied statutory warranty of merchantability or fitness for a particular purpose applies.

     The warranties provided by Siemens Westinghouse are conditioned upon (i) our receipt, handling, storage, operation and maintenance of our project, including any program parts and miscellaneous hardware, being done in accordance with the terms of the combustion turbine instruction manuals; (ii) operation of the combustion turbine in accordance with the terms of the maintenance services agreement; (iii) repair of accidental damage done consistently with the equipment manufacturer's recommendations; (iv) our providing Siemens Westinghouse with access to the site to perform its services under the maintenance services agreement; and (v) hiring Siemens Westinghouse to provide TFA Services, program parts, shop repairs and miscellaneous hardware required to dissemble, repair and reassemble the combustion turbine.

Termination

     We may terminate the maintenance services agreement if (i) specific bankruptcy events affecting Siemens Westinghouse occur; (ii) Siemens Westinghouse fails to perform or observe in any material respect any provision in the maintenance services agreement and fails to (a) promptly commence to cure and diligently pursue the cure of the failure or (b) remedy the failure within 45 days after Siemens Westinghouse receives written notice of the failure; (iii) we terminate the construction agreement due to Raytheon's default thereunder or due to our inability to obtain construction financing or environmental operating permits; or (iv) Raytheon terminates the construction agreement for any reason other than our default thereunder. Notwithstanding the foregoing, we may terminate the maintenance services agreement at any time for convenience following the completion of the first major outage of both combustion turbine generators. In addition, the maintenance services agreement will automatically terminate if
(i) we terminate the construction agreement for reasons other than (a) the default of Raytheon and (b) our inability to obtain permits for our project or
(ii) Raytheon terminates the construction agreement for our default thereunder. If such termination occurs, Siemens Westinghouse will discontinue any work or services being performed and continue to protect our property. Siemens Westinghouse will transfer title to us and deliver any new program parts and miscellaneous hardware already purchased by us. We will pay Siemens Westinghouse those amounts owed at the time of termination.

     Siemens Westinghouse may also terminate the maintenance services agreement if: (i) we fail to make payments or (ii) specific bankruptcy events affecting us occur. Siemens Westinghouse cannot terminate the maintenance services agreement if we pay outstanding amounts due within 90 days. Upon termination, Siemens Westinghouse will stop all work, place no additional orders, protect our property and deliver the property to us upon our instructions. Siemens Westinghouse will be entitled to payment for work performed up until its termination of the maintenance services agreement, and to all outstanding fees and reasonable costs associated with the termination.

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

Force Majeure

     Neither party will be liable for failure to perform any obligation or delay in performance, excluding payment, to the extent the failure or delay is caused by any act or event beyond the reasonable control of the affected party or Siemens Westinghouse's suppliers; so long as the act or event is deemed to be a force majeure and is not the fault or the result of negligence of the affected party and the party has been unable by exercise of reasonable diligence to overcome or mitigate the effects of the act or event. Force majeure includes: any act of God; act of civil or military authority; act of war whether declared or undeclared; act, including delay, failure to act, or priority, of any governmental authority; civil disturbance; insurrection or riot; sabotage; fire; inclement weather conditions; earthquake; flood; strikes, work stoppages, or other labor difficulties of a regional or national character which are not limited to only the employees of Siemens Westinghouse or its subcontractors or suppliers and which are not due to the breach of an applicable labor contract by the party claiming force majeure; embargo; fuel or energy shortage; delay or accident in shipping or transportation to the extent attributable to another force majeure; changes in laws which substantially prevent a party from complying with its obligations in conformity with its requirements under the maintenance services agreement or failure or delay beyond its reasonable control in obtaining necessary manufacturing facilities, labor, or materials from usual sources to the extent attributable to another force majeure; or failure of any principal contractor to provide equipment to the extent attributable to another force majeure. Force majeure will not include: (i) economic hardship, (ii) changes in market conditions or (iii) except due to an event of force majeure, late delivery of program parts or other equipment.

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


                           Interconnection Agreement

     We have entered into a Generation Facility Transmission Interconnection Agreement, dated as of April 27, 1999 with Jersey Central Power, for the installation, operation and maintenance of the facilities necessary to interconnect our facility to Jersey Central Power's transmission system. Under the interconnection agreement, we and Jersey Central Power will construct, own, operate and maintain the interconnection facilities. We are responsible for all of the costs of construction, operation and maintenance of the interconnection facilities, including those owned by Jersey Central Power. We have been importing electricity from the transmission system to support commissioning of the facility since July 2001 and the interconnection facilities have exported power to the transmission system since that time. At December 31, 2002, the interconnection facilities and protective gas apparatus needed to generate and deliver net electric and/or ancillary services to the electric delivery point have been completed as required under the Power Purchase Agreement.

Company Market-Based Tariff Petition

     FERC approval of our company market-based tariff petition was received on June 22, 2001.

Jersey Central Power's Obligations

     We have entered into an interconnection installation agreement, by which Jersey Central Power has installed, at our cost and expense, the Jersey Central Power interconnection facilities. The Jersey Central Power interconnection facilities, together with the facilities that we have installed, are necessary to allow the interconnection of our facility with the transmission system of Jersey Central Power. The Jersey Central Power interconnection facilities which include, but are not limited to, certain substation protective relaying equipment and two 230 kV 2-cycle circuit breakers, are owned, maintained and operated by Jersey Central Power, at our cost and expense. The remainder of the interconnection facilities have been installed and are owned, maintained and operated by us.

     Jersey Central Power has completed the installation of the Jersey Central Power interconnection facilities necessary to permit us to meet our construction agreement requirement to energize the switch yard and commence commissioning of our facility. We have been importing electricity from the transmission system to support commissioning of the facility since July 2001 and the interconnection facilities are ready to export power to the transmission system. We have reimbursed Jersey Central Power for its actual costs of installing the Jersey Central Power interconnection facilities. Our payments to Jersey Central Power consist of advance payments of $100,000 on the execution date of the interconnection installation agreement, $200,000 upon the issuance of the notice to proceed, and $1,700,000 at the closing for financing of our facility. We have received from Jersey Central Power monthly invoices for work performed for which we have paid approximately $5.1 million to date. We are currently disputing $118,000 of charges with Jersey Central Power regarding the costs associated with the facilities.

Our Obligations

     We have installed and own, operate and maintain a portion of the interconnection facilities, including, but not limited to, a 230 kV switchyard, including generator step up transformers, instrument transformers, revenue metering, power circuit breakers, control and protective relay panels, supervisory control and data acquisition equipment, and protective relaying equipment.

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

     Jersey Central Power will have the right to disconnect our facility from its transmission system and/or curtail, interrupt or reduce the output of our facility when operation of our facility or the interconnection facilities adversely affects the quality of service rendered by Jersey Central Power or interferes with the safe and reliable operation of its transmission system or the regional transmission system. Jersey Central Power, however, is obligated to use reasonable efforts to minimize any disconnection, curtailment, interruption or reduction in output.

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

Force Majeure

     If either party is delayed in or prevented from performing or carrying out its obligations under the interconnection agreement by reason of force majeure, the party will not be liable to the other party for or on account of any loss, damage, injury or expense resulting from or arising out of the delay or prevention; however, the party encountering the delay or prevention will use due diligence to remove the cause or causes thereof.

Default

     The events of default under the interconnection agreement are:

     o breach of a material term or condition and uncured failure to provide a required schedule, report or notice;

     o failure or refusal of a party to permit the representatives of the other party access to maintenance records, or its interconnection facilities or protective apparatus;

     o appointment by a court of a receiver or liquidator or trustee that is not discharged within 60 days, issuance by a court of a decree adjudicating a party as bankrupt or insolvent or sequestering a substantial part of its property that has not been discharged within 60 days after its entry, or filing of a petition to declare a party bankrupt or to reorganize a party under the Federal Bankruptcy Code or similar state statute that has not been dismissed within 60 days;

     o voluntary filing by a party of a petition in bankruptcy or consent to the filing of a bankruptcy or reorganization petition, an assignment for the benefit of creditors, an admission by a party in writing of its inability to pay its debts as they come due, or consent to the appointment of a receiver, trustee, or liquidator of a party or any part of its property; and

     o failure to provide the other party with reasonable written assurance of the party's ability to perform any of the material duties and responsibilities under the interconnection agreement within 60 days of a reasonable request for the assurance.

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


                  Operations Agreement and Services Agreement

     We entered into a Development and Operations Services Agreement (the "Operations Agreement"), dated as of March 10, 2000, with AES Sayreville under which AES Sayreville is providing, operating and maintenance services for our facility for a period of 32 years. Under the Operations Agreement, AES Sayreville is responsible for, among other things, preparing plans and budgets related to start-up and commercial operation of our facility, providing qualified operating personnel, making repairs, purchasing consumables and spare parts (not otherwise provided under the maintenance services agreement) and providing other services as needed according to industry standards.

     AES Sayreville is compensated for its maintenance and operation services on a cost basis, and it also receives certain management fees which it passes on to The AES Corporation. For the years ended December 31, 2002 and 2001, we paid AES Sayreville a total of $3.04 million and $1.9 million, respectively, for their services.

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

Supply of Untreated Water

   Untreated Water Supply

     The Borough of Sayreville is in the final stages of approval of the Lagoon Water Pipeline, Lagoon Pumping Station, and Sayreville Interconnection Number
2. The Company was responsible for selection of a contractor and for payment of all costs. The pipeline construction has been completed. The construction contract for the Pumping Station was awarded and is completed. Startup and commissioning of this system started May 1, 2002. Subsequent to the completion of the Lagoon Pumping Station and the Lagoon Water Pipeline, the Borough will make available to our facility a supply of untreated water from the South River that is up to 4.6 million gallons per day and 1.53 billion gallons per year. The Borough must use reasonable efforts to maintain the Lagoon's water level at an elevation of 29 feet, but during periods when water cannot be drawn from the South River, the Lagoon's water level must not be drawn to elevations below 20 feet. During periods when either the Lagoon's water level is below 20 feet and water cannot be drawn from the South River or when water from the Lagoon is needed to ensure a supply of treated water to Borough treated water customers, the Borough must supply our facility with water drawn from the Duhernal acquifer and transported through the Duhernal water pipeline.

   Compensation

     The cost of the pipeline and pumping station are estimated to be approximately $678,000 and $1.71 million, respectively. The Company has paid the pipeline project in full, and as of December 31, 2002, has paid approximately $1.69 million towards the pumping station.

     In addition to the amounts discussed in the preceding paragraph, we paid the Borough an initial payment of $150,000 from the bond proceeds, which was credited to our account and is being used to offset the cost of untreated water purchased during our project's start-up and testing phase and during the first year of operation. If the Borough incurs additional costs from Middlesex Water Company as a result of the Borough providing us with Duhernal Water, we also must pay the Borough for those additional costs. We must pay the Borough monthly for all untreated water delivered to the point of delivery during the prior month. The base rate for untreated water supplied from the South River is $216 per million gallons, which includes $53 per million gallons to cover operations, maintenance and administrative costs and $163 per million gallons to cover past infrastructure costs. The operations and maintenance rate will be escalated in accordance with the percentage changes in water rates that are applicable to other Borough water customers. The base rate for untreated water delivered from the Duhernal acquifer is $932 per million gallons which includes $785 to cover the operations, maintenance and administrative costs and $147 to cover acquisition costs. The operations and maintenance portion of the base rate for water delivered from the Duhernal acquifer is also subject to escalation in accordance with the percentage changes in water rates that are applicable to other Borough water customers.

     With respect to each contract year there is a minimum bill amount, which is initially $300,000 per year. One-twelfth of the minimum bill amount must be paid each month. The minimum bill amount is adjusted as follows:

     o For the first contract year it is reduced by the amount of the initial payment;

     o it is reduced by an amount equal to the product of (x) the quantity of untreated water that would have been delivered but for service interruptions by the Borough and (y) the rate for untreated water delivered from the South River; and

     o starting with 8th contract year and with six months' prior written notice, we have the right to reduce the minimum bill amount for any contract year by reducing the annual quantity of water to be provided by up to 15%. Starting with the 21st contract year we may reduce the annual quantity to be delivered without limit.

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

Infrastructure and Real Estate Rights--The Lagoon Water Pipeline, Lagoon Pumping Station and Sayreville Interconnection Number 2

     The Borough has designed, at our expense, the Lagoon Water Pipeline, Lagoon Pumping Station and Sayreville Interconnection Number 2 in conformance with standard water system practice. The Borough was responsible for obtaining, at our expense, all necessary government approvals. The Borough and we have cooperated to obtain, at our expense, the real estate rights necessary for the construction, operation and maintenance of the Lagoon Water Pipeline, Lagoon Pumping Station and Sayreville Interconnection Number 2. The Borough was not required to exercise its power of eminent domain to obtain the necessary real estate rights. We obtained easement rights from two adjacent property owners and the Borough of Sayreville. We also obtained permission from the New Jersey State House Commission to cross property designated as "Green Acres" by the New Jersey Department of Protection. Upon completion and testing of the Lagoon Water Pipeline, Lagoon Pumping Station and Sayreville Interconnection Number 2, we will execute, without being compensated by the Borough, the documents as are necessary to evidence the Borough's ownership of those facilities. We are and were responsible for selecting a contractor to construct the Lagoon Water Pipeline, Lagoon Pumping Station and Sayreville Interconnection Number 2 and we have paid or in the process of paying for all costs associated with the construction and construction inspection of those facilities. The project is complete, tested and operational.

Operation and Maintenance of Infrastructure

     The Borough will operate and maintain all infrastructure necessary to supply the untreated water to the project boundary. We will reimburse the Borough for its associated maintenance and replacement costs.

     The Borough will own and maintain metering equipment to measure the delivery of untreated water from each source to the point of delivery and will transmit a signal of the measurements to the Borough, which uses the information to compile billing invoices. At least once every five years, or more often if requested by either party, we must test the metering equipment. If the tests reveal that the metering equipment is inaccurate, the equipment must be recalibrated or replaced and a billing adjustment may be made.

Infrastructure Studies and Additions

     We pay for the actual cost, subject to a mutually agreed upon cap, of infrastructure studies to determine the costs and benefits of (i) installing a new pipeline and (ii) improving the existing South River intake structure. We will have the right to pay for the upgrades, improvements and/or new infrastructure that may be identified as necessary or desirable by the studies in exchange for the benefits allowed with their implementation. Other water users that benefit from the improvements will pay a pro-rata portion of the costs of the improvements.

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

Additional Obligations of the Parties

   Additional Obligations of the Borough

     The Borough must use its best efforts to either (i) amend its existing permit, which limits pumping from the Lagoons to 1,000,000 gallons of water per day or (ii) obtain or change any other permits necessary to allow it to meet its obligations under the water supply agreement. The Borough must provide us with written invoices by not later than the 15th of each month. The amounts due under the invoices are due within 30 days of receipt. The Borough must provide us and the financing parties with escorted access to any infrastructure or other property owned by the Borough to which we or the financing parties reasonably request access.

   Our Additional Obligations

     We must provide the Borough with notice of any violation by the Borough of applicable government approvals related to the delivery of untreated water. Not later than the 15th day of each month, we must provide the Borough with a detailed invoice listing any amounts due to us under the water supply agreement.

Force Majeure

     If either party is unable to carry out any obligation under the water supply agreement due to an event of force majeure, the water supply agreement will remain in effect but the obligation will be suspended for the period necessitated by the force majeure, as long as:

     o the affected party gives the other party written notice within 48 hours of the occurrence of the force majeure;

     o the suspension of performance is of no greater scope and no longer than required by the force majeure; and

     o the non-performing party uses its best efforts to remedy its inability to perform.

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

ITEM 2. PROPERTIES

     Our principal property is the project site, which we own. We have leased our site for a 25-year term to AES URC, who constructed and owns part of the facility on the site. AES URC has subleased the site back to us and that part of the facility owned by AES URC and at the end of the lease term we will have an option to purchase the part of the facility on the site owned by AES URC so that we will own all of the site and facility. The site is located in the Borough of Sayreville, Middlesex County, New Jersey on an approximately 62-acre parcel of land. We have access, utility and construction easements and licenses across neighboring property. We have title insurance in connection with our property rights.

     Under our financing documents, our rights and interests in our property are encumbered by mortgages, security agreements, collateral assignments and pledges for the benefit of our bondholders and other senior creditors.

     Our facility consists of an approximately 830 megawatt (net) gas-fired combined cycle electric generating facility. Our facility became commercially available under the Power Purchase Agreement in September 2002. We sell our facility's capacity, and provide fuel conversion and ancillary services, to Williams Energy under a 20-year Power Purchase Agreement.

     Our facility is located on property that we own in the Borough of Sayreville, Middlesex County, New Jersey. Our facility was designed, engineered, procured and constructed for us by WGI and Raytheon, as successor guarantor, under a fixed-price, turnkey construction agreement. Among other components, our facility uses three Siemens Westinghouse model 501F combustion turbines, three heat recovery steam generators and one multicylinder steam turbine. Under a maintenance services agreement, Siemens Westinghouse is providing us with specific combustion turbine maintenance services and spare parts in respect of each combustion turbine until sixteen years after execution of the agreement or the twelfth planned outage of the combustion turbine, whichever is earlier, unless we exercise our right to cancel the agreement after the first major outage of the combustion turbines which will be after approximately the sixth year of operation of the facility. Under the Power Purchase Agreement, Williams Energy or its affiliates is supplying the fuel necessary to allow us to provide capacity, fuel conversion and ancillary services to Williams Energy. AES Sayreville has provided development, construction management, and operations and maintenance services for our facility under an operations agreement. We have provided installation, operation and maintenance of facilities necessary to interconnect our facility to Jersey Central Power's transmission system under an interconnection agreement.

ITEM 3. LEGAL PROCEEDINGS

     We have entered into arbitration with Williams Energy to resolve certain disputes regarding the date of commercial operation and the proper interpretation of certain provisions of the Power Purchase Agreement relating to amounts we claim are payable by Williams Energy. We recognize a commercial operation date of September 1, 2002 (the date on which we notified Williams Energy of commercial availability) while Williams Energy currently recognizes a commercial operation date of September 28, 2002. During the year ended December 31, 2002, Williams Energy has withheld or offset, from amounts invoiced by us, amounts that Williams Energy believes were improperly invoiced by us based on Williams Energy's interpretation of the Power Purchase Agreement. We have entered into arbitration to settle the dispute over the commercial operation date and the proper interpretation of certain provisions of the Power Purchase Agreement. We expect that the arbitration will be resolved in the second quarter of 2003. The arbitration relates to disputed amounts of approximately $7.6 million, which includes a $594,000 payment extension option dispute and a $7.0 million commercial operation start date dispute. We are also disputing $392,000 of merchant price and testing gas charges with Williams Energy although this is not yet part of the arbitration. While we believe that our interpretation of the Power Purchase Agreement is correct, we cannot predict the outcome of these matters.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable pursuant to General Instruction I of the Form 10-K.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no market for our equity interests. All of our member interests are owned by our parent, AES Red Oak, Inc., a wholly owned subsidiary of The AES Corporation. On December 23, 2002, we declared and paid a $2.0 million dividend to AES Red Oak, Inc.

ITEM 6. SELECTED FINANCIAL DATA

     Not applicable pursuant to General Instruction I of the Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with our financial statements and the notes thereto included elsewhere in this annual report. The following discussion involves forward-looking statements. Our actual results may differ significantly from the results suggested by these forward-looking statements. See "Cautionary Note Regarding Forward-Looking Statements."

General

     We were formed on September 13, 1998 to develop, construct, own, operate and maintain our facility. We were dormant until March 15, 2000, the date of the sale of our senior secured bonds. We obtained $384 million of project financing from the sale of the senior secured bonds. The total cost of the construction of our facility is estimated to be approximately $454.74 million, which has and will continue to be financed by the proceeds from our sale of the senior secured bonds, equity contributions, operating revenues and the amount of liquidated damages received from Raytheon through August 10, 2002, under the Construction Agreement, as described below. In late September 2000, we consummated an exchange offer whereby the holders of our senior secured bonds exchanged their privately placed senior secured bonds for registered senior secured bonds.

     The facility reached provisional acceptance on August 11, 2002, risk transfer on August 13, 2002, and became commercially available under the Power Purchase Agreement on September 1, 2002. Williams Energy has disputed the September 1, 2002 commercial operation date and has informed the Company that it recognizes commercial availability of the facility as of September 28, 2002. The Company expects to settle the dispute through arbitration during the second quarter of 2003. See "Item 3 - Legal Proceedings".

     Since achieving commercial operations, under the Power Purchase Agreement with Williams Energy, we are eligible to receive variable operations and maintenance payments, total fixed payments, energy exercise fee payments (each as defined in the Power Purchase Agreement) and other payments for the delivery of fuel conversion, capacity and ancillary services. Since September 28, 2002, Williams Energy has not requested that we run the facility or "dispatch" the facility to a significant degree and the minimum capacity payments provided for under the Power Purchase Agreement have been our primary source of operating revenues. We have used these operating revenues, together with interim rebates received from Raytheon under the construction agreement, interest income from the investment of a portion of the proceeds from the sale of the senior secured bonds and the $10 million Prepayment from Williams Energy to fund our generation expenses and other operations and maintenance expenses.

     The following discussion presents certain financial information for the years ended December 31, 2002 and 2001 and the period from March 15, 2000 (inception) through December 31, 2000.

Equity Contributions

     Under an equity subscription agreement, AES Red Oak, Inc. was obligated to contribute up to approximately $55.75 million to us to fund project costs. As of December 31, 2002 all $55.75 million had been contributed. The equity that AES Red Oak Inc. provided to us was provided to it by The AES Corporation. Additionally, in the fourth quarter of 2001, The AES Corporation made an additional $986,000 capital contribution to us.

Results of Operations

     We commenced commercial operations in August 2002 and had a net loss for the year ended December 31, 2002 of $3.0 million. For the year ended December 31, 2001 and the period from March 15, 2000 (inception) through December 31, 2000, non-capitalizable costs less net interest expense resulted in a net loss of approximately $2.0 million and $1.0 million, respectively. At December 31, 2002, 2001 and 2000, these net losses resulted in a deficiency of earnings to fixed charges of approximately $23.1, $32.3 million and $25.1 million, respectively. Due to our commencement of operations in August 2002, these results of operations may not be comparable with the results of operations during future periods.

     Operating revenues for the year ended December 31, 2002 were approximately $26.2 million. This amount consists of merchant revenue for August and part of September 2002 and capacity sales under the Power Purchase Agreement during the period from September to December.

     Operating expenses, including general and administrative costs, for the year ended December 31, 2002 were approximately $16.8 million. Operating expenses consist of management fees and reimbursement operating and maintenance expenses paid to AES Sayreville, L.L.C., gas purchased from Williams Energy during the period of merchant operations, and general and administrative costs.

     There were no operating revenues or operating expenses, other than general and administrative costs, for the year ended December 31, 2001 or the period from March 15, 2000 (inception) to December 31, 2000 as the facility was not operational.

     For the years ended December 31, 2002 and 2001 and the period from March 15, 2000 (inception) through December 31, 2000, general and administrative costs of $302,000, $68,000 and $201,000, respectively, were incurred. These costs did not directly relate to construction and are included as expenses in the Statements of Operations. The increase of general and administrative costs in the year ended December 31, 2002 compared to the year ended December 31, 2001 was primarily due to the fact that our facility became operational in August 2002. The decrease in general and administrative costs for the year ended December 31, 2001 compared to the period from March 15, 2000 (inception) to December 31, 2000 is due to higher general and administrative costs being incurred in connection with the inception of the project in 2000.

     Total other income (expense) for the years ended December 31, 2002 and 2001 and the period from March 15, 2002 (inception) through December 31, 2000 was approximately $(12.5) million, $(1.9) million and $(747,000), respectively, and is comprised of other income and expense, liquidated damages received and paid and interest income and expense.

     Other income for the year ended December 31, 2002 was approximately $957,000. This amount consists of interim rebates received from Raytheon under the construction agreement as a result of their failure to meet heat rate and output performance guarantees. We did not recognize any other income in the year ended December 31, 2001 or the period from March 15, 2000 (inception) to December 31, 2000 since no interim rebates were due under the construction agreement.

     Other expense for the year ended December 31, 2002 was approximately $379,000. This amount consists of fees paid to Dresdner Bank pursuant to our debt service reserve letter of credit and reimbursement agreement and power purchase agreement letter of credit and reimbursement agreement. See "Liquidity and Capital Resources" for a description of these letters of credit. We did not record any other expense for the year ended December 31, 2001 or the period from March 15, 2000 (inception) to December 31, 2000 because the fees related to these letters of credit were capitalized as part of the facility costs prior to the commencement of commercial operations.

     For the year ended December 31, 2002, we recognized revenue of $1.8 million of liquidated damages received from Raytheon for late completion payments and a construction related outage in November 2002. We did not recognize revenue related to any liquidated damages in the year ended December 31, 2001 or the period from March 15, 2000 (inception) to December 31, 2000 since no liquidated damages were due under the construction agreement.

     For the year ended December 31, 2002, we expensed $1.8 million of liquidated damages paid to Williams Energy as a result of our extension of the commercial operation date and a construction related outage in November 2002. We did not incur any liquidated damages for the year ended December 31, 2001 or the period from March 15, 2000 (inception) to December 31, 2000.

     On May 3, 2001, we requested the collateral agent to draw the full available amount under a prepayment letter of credit related to the construction agreement and deposit the proceeds of such drawing in the construction account held by the collateral agent. The collateral agent made such drawing on May 4, 2001 in the amount of $95.8 million, the balance of the letter of credit on that date. Subsequent to the termination of the Interim Agreement with WGI, payments to WGI or to Raytheon for achievement of construction milestones as specified in the construction agreement were made in accordance with the terms of the construction agreement from funds available in the construction account. As of December 31, 2002 and 2001, the balance of the construction account was $1.5 million and $6.1 million, respectively. The decrease of the balance of the construction account for the year ended December 31, 2002 compared to the year ended December 31, 2001 was primarily a result of the winding up of construction related activities.

     The portion of the proceeds from the sale of the senior secured bonds that were held in the construction account pending their application to construction costs were invested by the trustee. For the years ended December 31, 2002 and 2001 and the period from March 15, 2000 (inception) through December 31, 2000, the interest income earned on these invested funds was approximately $125,000, $1.7 million and $1.9 million, respectively. The amount of interest income earned for the year ended December 31, 2002 compared to the year ended December 31, 2001 decreased as a result of a lower average balance in the construction account resulting from our use of the bond proceeds for construction of the facility. The amount of interest income earned for the year ended December 31, 2001 compared to the year ended December 31, 2000 also decreased as a result of our use of a portion of the proceeds for construction of the facility.

     Prior to our commencement of commercial operations, construction related interest costs incurred on the portion of the bond proceeds expended during the construction period were capitalized to Construction in Progress. For the years ended December 31, 2002 and 2001 and the period from March 15, 2000 (inception) through December 31, 2000, capitalized construction related interest costs were approximately $20.9 million, $30.3 million and $24.2 million, respectively. On August 13, 2002, the risk transfer date, the balance of Construction in Progress was transferred to Property, Plant and Equipment, where these costs are included in the balance sheet for the year ended December 31, 2002. For the years ended December 31, 2002 and 2001 and the period from March 15, 2000 (inception) through December 31, 2000, interest costs incurred on the bond proceeds not spent on construction of our facility were approximately $13.2 million, $3.6 million and $2.6 million, respectively. The increase in interest expense for the year ended December 31, 2002 compared to the year ended December 31, 2001 is a result of our expensing interest costs incurred since completion of construction instead of capitalizing these costs. The increase in interest costs for the year ended December 31, 2001 compared to the period from March 15, 2000 (inception) to December 31, 2001 is a result of our incurring interest costs in 2001 on our draws on the construction letter of credit provided by Raytheon.

     On August 13, 2002, the risk transfer date, the balance of construction in progress was transferred to Property, Plant and Equipment. As of December 31, 2002, Property Plant and Equipment adjusted for depreciation was $406.8 million, which includes generation, building and office equipment. As of December 31, 2002 and 2001, Construction in Progress, which includes capitalized facility construction costs and capitalized interest costs, was $344,000 and $387.6 million, respectively. As discussed in greater detail above, Construction in Progress also includes the capitalization of construction related interest costs incurred on the portion of the bond proceeds expended on qualifying assets during the construction period.

Liquidity and Capital Resources

     On March 15, 2000, we issued $384 million in senior secured bonds for the purpose of providing financing for the construction of the Facility and to the fund, through the construction period, interest payments to the bondholders. In September 2000, we consummated an exchange offer whereby the holders of the senior secured bonds exchanged their privately placed senior secured bonds for registered senior secured bonds.

     The senior secured bonds were issued in two series: 8.54% senior secured bonds due 2019 (the "2019 Bonds") in an aggregate principal amount of $224 million and 9.20% senior secured bonds due 2029 (the "2029 Bonds") in an aggregate principal amount of $160 million. Principal repayment dates on the 2019 Bonds are February 28, May 31, August 31, and November 30 of each year, with the final payment due November 30, 2019. Quarterly principal repayments on the 2019 Bonds commenced on August 31, 2002. Quarterly principal repayment of the 2029 Bonds does not commence until February 28, 2019.

     The annual principal repayments on the 2019 and 2029 Bonds are scheduled as follows:

                      Year                           Annual Payment
--------------------------------------------------   --------------
2003...............................................    $6.2 million
2004...............................................    $5.2 million
2005...............................................    $5.1 million
2006...............................................    $7.1 million
2007...............................................    $6.1 million
Thereafter.........................................  $351.9 million
                                                     --------------
Total..............................................  $381.6 million

     In an action related to the ratings downgrade of The Williams Companies, Inc., S&P lowered its ratings on our senior secured bonds to "BB-" on July 26, 2002, and placed the rating on credit watch with developing implications. On November 21, 2002, S&P placed the ratings on negative outlook. Additionally, on July 25, 2002, Moody's indicated that its ratings on our senior secured bonds were placed under review for possible downgrade. On October 7, 2002, Moody's lowered its ratings on our senior secured bonds to "Ba2" and on November 11, 2002, lowered the ratings to "B2" with a negative outlook. As a result of such ratings downgrades, our working capital facility is unavailable and we are required to pay higher fees for draws on any of our project support agreements. We do not believe that such ratings downgrades will have any other direct or immediate effect on the Company, as none of the other financing documents or project contracts have provisions that are triggered by a reduction of the ratings of the bonds. As of December 31, 2002, $381.6 million aggregate principal amount of senior secured bonds were outstanding.

     As of December 31, 2002, we had capital commitments of $232,000 related to major projects. This amount includes $118,000 in dispute with Jersey Central Power regarding charges for costs related to the construction of the interconnection facilities and $114,000 related to a road modification project.

     As discussed in "Item 1-Business-Power Purchase Agreement -Security", pursuant to Section 18.3 of the Power Purchase Agreement, in the event that Standard & Poors ("S&P") or Moody's rates the long-term senior unsecured debt of The Williams Companies, Inc. lower than investment grade, The Williams Companies, Inc. is required to supplement The Williams Companies, Inc. guarantee with additional alternative security that is acceptable to the Company within 90 days after the loss of such investment grade rating.

     According to published sources, on July 23, 2002, S&P lowered the long-term senior unsecured debt rating of The Williams Companies, Inc. to "BB" from "BBB-" and further lowered such rating to "B" on July 25, 2002. According to published sources, on July 24, 2002, Moody's lowered the long-term senior unsecured debt rating of The Williams Companies, Inc. to "B1" from "Baa3" and further lowered such rating on November 22, 2002 to "Caa1". Accordingly, The Williams Companies, Inc.'s long-term senior unsecured debt is currently rated below investment grade by both S&P and Moody's.

     Due to the downgrade of The Williams Companies, Inc. to below investment grade, the Company and Williams Energy entered into a letter agreement dated November 7, 2002 (the "Letter Agreement"), under which Williams Energy agreed to provide the Company (a) a prepayment of $10 million within five business days after execution of the Letter Agreement (the "Prepayment"); (b) alternative credit support equal to $35 million on or before January 6, 2003 in any of the following forms: (i) cash, (ii) letter(s) of credit with the Company as the sole beneficiary substantially in the form of the PPA Letter of Credit, unless mutually agreed to otherwise, or (iii) a direct obligation of the United States Government delivered to a custodial securities account as designated by the Company with a maturity of not more than three years; and (c) replenish any portion of the alternative credit support that is drawn, reduced, cashed, or redeemed, at any time, with an equal amount of alternative credit support. In the Letter Agreement, the Company and Williams Energy acknowledged that the posting of such alternative credit support and Williams Energy's agreement and performance of the requirements of (a), (b), and (c), as set forth in the immediately preceding sentence, shall be in full satisfaction of Williams Energy's obligations contained in Section 18.3 of the Power Purchase Agreement. In the Letter Agreement, the Company and Williams Energy expressly agreed that the posting of the Prepayment or any alternative credit support either now or in the future or any other terms set forth in the Letter Agreement were not intended to nor do they modify, alter, or amend in any way, the terms and conditions or relieve The Williams Company, Inc. from any obligations it has under its guarantee of the payment obligations of Williams Energy under the Power Purchase Agreement. The guaranty remains in full force and effect and the Company retains all of its rights and remedies provided by that guaranty.

     Under the terms of the Letter Agreement, the Company is obligated to return the $10 million Prepayment to Williams Energy upon the earlier of (i) The Williams Companies, Inc. regaining its investment grade rating or Williams Energy providing a substitute guaranty of investment grade rating; (ii) the beginning of Contract Year 20; or (iii) the posting of alternative credit support by Williams Energy as set forth below. In the case of items (i) and
(iii) above, except to the extent, in the case of item (iii), Williams Energy elects to have all or a portion of the Prepayment make up a combination of the alternative credit support required to be posted pursuant to Section 18.3(b) of the Power Purchase Agreement, Williams Energy shall have the right to recoup the Prepayment by set-off of any and all amounts owing to the Company under the Power Purchase Agreement beginning no earlier than the June in the calendar year after the occurrence of item (i) or (iii) and continuing thereafter until the Prepayment has been fully recovered. In the case of item (ii) above, Williams Energy shall have the right to immediately set-off all amounts owing to the Company under the Power Purchase Agreement after the occurrence of item
(ii) and continuing thereafter until the Prepayment has been fully recovered. Except to the extent Williams Energy elects to include the Prepayment as part of the alternative credit support, the amount of alternative credit support posted by Williams Energy pursuant to the Letter Agreement shall be initially reduced by the amount of the Prepayment, and Williams Energy shall thereafter increase the alternative credit support proportionately as Williams Energy recoups the Prepayment set-off on the payment due date of amounts owing to the Company. If the Company does not return the Prepayment to Williams Energy as set forth in the preceding paragraph, then the Company shall be considered in default under the Letter Agreement and Williams Energy shall be entitled to enforce any and or all of its contractual rights and remedies as set forth in the Power Purchase Agreement, including, but not limited to, drawing on the Letter of Credit previously posted by the Company in favor of Williams Energy.

     Williams Energy made the $10 million Prepayment on November 14, 2002 and provided an additional $25 million of cash to us on January 6, 2003 as alternative credit support. As allowed by the Letter Agreement, Williams Energy has elected to have the $10 million Prepayment included as part of the alternative credit support. In the event that the Williams Companies, Inc. regains and maintains its investment grade status, provides a substitute guaranty of Investment Grade rating, or posts a letter of credit, we will be required to return the $35 million alternative credit support to Williams Energy in accordance with the terms of the Letter Agreement as described above. As of March 7, 2003, we had cash balances of approximately $28.9 million. In the event we are required to return the $35 million alternative credit support we believe that we would use all or a portion of our current cash balances plus cash generated from future operations in order to return the $35 million to Williams Energy. This belief is subject to certain assumptions, risks and uncertainties, including those set forth above under the caption "Cautionary Note Regarding Forward-Looking Statements" and there can be no assurances that our operating revenues will generate sufficient cash.

     Under the construction agreement, we are entitled to withhold from each scheduled payment, other than the last milestone payment, 10% of the requested payment until after final acceptance by us of the facility unless, as discussed below, Raytheon posts a letter of credit in the amount of amounts which would otherwise be retained. Within 10 days after the final acceptance, we are required to pay all retainage except for (a) 150% of the cost of completing all punch list items and (b) the lesser of (i) 150% of the cost of repairing or replacing any items that have already been repaired or replaced by Raytheon and
(ii) $1 million. Within 30 days after project completion, we are required to pay the sum of the unpaid balance of the contract price, including all retainage, less the amount indicated in (b) of the immediately proceeding sentence. Within 30 days of the first anniversary of the earlier of provisional acceptance or final acceptance, we are required, so long as project completion has occurred, to pay all remaining retainage, if any.

     Under the construction agreement, in lieu of our retaining these amounts, Raytheon is entitled to post a letter of credit in the amount of the then current retainage. On March 4, 2002, Raytheon provided us with a letter of credit in the amount of $29.5 million (which amount represented the outstanding amount of retainage under the construction agreement on the date the letter of credit was posted) and we paid Raytheon the amount of the retainage. Raytheon has subsequently increased the amount of the letter of credit in proportion to the amounts which would otherwise be retained by us and we have paid Raytheon the corresponding amount this retainage. As of December 31, 2002, Raytheon had provided a letter of credit of approximately $30.8 million. We may draw on this letter of credit in the event that Raytheon fails to pay us any amount owed to us under the construction agreement. As of December 31, 2002 and March 7, 2003, we had drawn $96,000 and $273,000 on this letter of credit, respectively.

     Since achieving commercial operations, under the Power Purchase Agreement with Williams Energy we are eligible to receive variable operations and maintenance payments, total fixed payments, energy exercise payments (each as defined in the Power Purchase Agreement) and other payments for the delivery of fuel conversion, capacity and ancillary services. Since September 28, 2002, Williams Energy has not dispatched the facility to a significant degree and the minimum capacity payments provided for under the Power Purchase Agreement have been our primary source of operating revenues. We have used these operating revenues, together with interim rebates received from Raytheon under the construction agreement, interest income from the investment of a portion of the proceeds from the sale of the senior secured bonds and the $10 million Prepayment from Williams Energy to fund our generation expenses and other operations and maintenance expenses.

     We currently anticipate being dispatched by Williams Energy beginning in April 2003 but can provide no assurance that this will occur. If the facility is not dispatched, our operating revenues will consist of minimum capacity payments under the Power Purchase Agreement. Any future operating revenues, including any minimum capacity payments received in the event that Williams Energy does not dispatch the facility, together with interim rebates we receive from Raytheon until final acceptance under the construction agreement will be used to fund our generation expenses and other operations and maintenance expenses and meet the obligations described above.

     In addition, we have provided the collateral agent with a debt service reserve letter of credit in an initial stated amount of $22.0 million. The collateral agent may draw on the debt service reserve letter of credit commencing on the earlier of the guaranteed provisional acceptance date under the construction agreement or the commercial operation date of the facility. We have also provided Williams Energy a letter of credit under the Power Purchase Agreement, which we refer to as the power purchase letter of credit, in the amount of $30 million to support specific payment obligations if the facility did not achieve commercial operation by the date required under the Power Purchase Agreement. In connection with the Facility's achievement of commercial availability on September 1, 2002, on September 28, 2002, the stated amount of the letter of credit, was reduced from $30 million to $10 million. The repayment obligations with respect to any drawings under the power purchase letter of credit are a senior debt obligation of the Company.

     We believe that (i) interim rebates paid and to be paid by Raytheon through final acceptance, (ii) cash flows from the sale of electricity and/or minimum capacity payments under the Power Purchase Agreement and (iii) funds available to be drawn under the debt service reserve letter of credit or the power purchase letter of credit (each as described above) will be sufficient to
(1) fund remaining construction costs at our facility and our commercial operations, (2) pay fees and expenses in connection with the power purchase agreement letter of credit (as described above) and (3) pay project costs, including ongoing expenses and principal and interest on our senior secured bonds as described above. As discussed above, in the event we are required to return the alternate credit support we may also use a portion of operating revenues for this purpose. After the Power Purchase Agreement expires, we plan to depend on revenues generated from market sales of electricity. These beliefs are subject to certain assumptions, risks and uncertainties, including those set forth above under the caption "Cautionary Note Regarding Forward-Looking Statements" and there can be no assurances.

Risks that May Impact Our Liquidity

     Since we depend on Williams Energy for both revenues and fuel supply under the Power Purchase Agreement, if Williams Energy were to terminate or default under the Power Purchase Agreement, there would be a severe negative impact our cash flow and financial condition which could result in a default on our senior secured bonds. Due to recent declines in pool prices, we would expect that if we were required to seek alternative purchasers of our power as a result of a default by Williams Energy, that any such alternate revenues would be substantially below the amounts that would have been otherwise payable pursuant to the Power Purchase Agreement. There can be no assurance as to our ability to generate sufficient cash flow to cover operating expenses or our debt service obligations in the absence of a long-term power purchase agreement with Williams Energy.

     In addition to the factors discussed above, and/or the other factors listed under the "Cautionary Note Regarding Forward-Looking Statements," if we do not receive final rebates from Raytheon and/or the WCA continues to be unavailable as a result of the ratings on our senior secured bonds, we could experience a negative impact on our cash flow and financial condition.

Concentration of Credit Risk

     Williams Energy currently is our sole customer for purchases of capacity, ancillary services, and energy, and our sole source for fuel. Williams Energy's payments under the Power Purchase Agreement are expected to provide all of our operating revenues during the term of the Power Purchase Agreement. It is unlikely that we would be able to find another purchaser or fuel source on similar terms for our facility if Williams Energy were not performing under the Power Purchase Agreement. Any material failure by Williams Energy to make capacity and fuel conversion payments or to supply fuel under the Power Purchase Agreement would have a severe impact on our operations. The payment obligations of the Williams Companies, Inc. under its guaranty of Williams Energy's obligations under the Power Purchase Agreement are capped at an amount equal to $509,705,311. Beginning on January 1 of the first full year after the commercial operation date, this guaranty cap is to be reduced semiannually by a fixed amount which is based on the amortization of our senior secured bonds during the applicable semiannual period.

     Due to the downgrade of The Williams Companies, Inc. to below investment grade, the Company and Williams Energy entered into a letter agreement dated November 7, 2002 (the "Letter Agreement") under which Williams Energy agreed to provide the Company with a $10 million prepayment (the "Prepayment") and certain additional collateral. A description of the collateral that supports Williams Energy's obligations under the Power Purchase Agreement is set forth above under "Liquidity and Capital Resources".

     Since we depend on Williams Energy for both revenues and fuel supply under the Power Purchase Agreement, if Williams Energy were to terminate or default under the Power Purchase Agreement, there would be a severe negative impact our cash flow and financial condition which could result in a default on our senior secured bonds. Due to the recent decline in pool prices, we would expect that if we were required to seek alternate purchasers of our power in the event of a default of Williams Energy, even if we were successful in finding alternate revenue sources, any such alternate revenue sources would be substantially below the amounts that would have been otherwise payable pursuant to the Power Purchase Agreement. There can be no assurance as to our ability to generate sufficient cash flow to cover operating expenses or our debt service obligations in the absence of a long-term power purchase agreement with Williams Energy.

Business Strategy and Outlook

     Our overall business strategy is to market and sell all of our net capacity, fuel conversion and ancillary services to Williams Energy during the 20-year term of the Power Purchase Agreement. After expiration of the Power Purchase Agreement, or in the event the Power Purchase Agreement is terminated prior to its 20-year term or Williams Energy otherwise fails to perform, we would seek to sell our facility's capacity, ancillary services and energy in the spot market or under a short or long-term power purchase agreement or into the PJM power pool market. Due to recent declines in pool prices, however, we would expect that even if we were successful in finding alternate revenue sources, any such alternate revenues would be substantially below the amounts that would have been otherwise payable pursuant to the Power Purchase Agreement. There can be no assurances as to whether such efforts would be successful.

     We intend to cause our facility to be managed, operated and maintained in compliance with the project contracts and all applicable legal requirements.

Recent and New Accounting Pronouncements

     Effective January 1, 2001, the Company adopted SFAS No. 133, entitled "Accounting for Derivative Instruments And Hedging Activities," which, as amended, establishes new accounting and reporting standards for derivative instruments and hedging activities. The Company produces and sells electricity, as well as provides fuel conversion and ancillary services, solely to Williams Energy under the Power Purchase Agreement. The Company does not believe that the Power Purchase Agreement meets the definition of a derivative under SFAS No. 133 and as such should not be accounted for as a derivative or an embedded derivative under SFAS No. 133. Therefore, there is no impact on the Company's financial statements as of January 1, 2001, December 31, 2001, or December 31, 2002.

     In July 2001, the FASB issued SFAS No. 143, entitled "Accounting for Asset Retirement Obligations." This standard is effective for fiscal years beginning after June 15, 2002 and provides accounting requirements for asset retirement obligations associated with long-lived assets. Under the Statement, the asset retirement obligation is recorded at fair value in the period in which it is incurred by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value in each subsequent period and the capitalized cost is depreciated over the useful life of the related asset. The Company has determined that the effects of the adoption of this standard on its financial position and results of operations will not be material.

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

     In April 2002, the FASB issued SFAS No. 145, entitled "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition, SFAS No. 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. The statement also contains other non-substantive corrections to authoritative accounting literature. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. Adoption of this standard did not have any immediate effect on the Company's consolidated financial statements.

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

     In November 2002, the FASB issued Interpretation No. 45, entitled "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". This interpretation establishes new disclosure requirements for all guarantees, but the measurement criteria are applicable to guarantees issued and modified after December 31, 2002. The Company has not yet determined the impact that this standard may have on its financial statements.

Critical Accounting Policies

     General- We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies which we believe are most critical to understanding and evaluating our reported financial results include the following: Revenue Recognition, Property, Plant and Equipment, and Contingencies.

     Revenue Recognition -- We generate energy revenues under the Power Purchase Agreement with Williams Energy. During the 20-year term of the agreement, we expect to sell capacity and electric energy produced by the facility, as well as ancillary services and fuel conversion services. Under the Power Purchase Agreement, we also generate revenues from meeting (1) base electrical output guarantees and (2) heat rate rebates through efficient electrical output. Revenues from the sales of electric energy and capacity are recorded based on output delivered and capacity provided at rates as specified under contract terms. Revenues for ancillary and other services are recorded when the services are rendered.

     Upon its expiration, or in the event that the Power Purchase Agreement is terminated prior to its 20-year term or Williams Energy otherwise fails to perform, we would seek to generate energy revenues from the sale of electric energy and capacity into the merchant market or under new short- or long-term power purchase or similar agreements. Due to recent declines in pool prices, however, we would expect that even if we were successful in finding alternate revenue sources, any such alternate revenues would be substantially below the amounts that would have been otherwise payable pursuant to the Power Purchase Agreement. There can be no assurances as to whether such efforts would be successful.

     After the plant reached provisional acceptance, we elected to confirm reliability for up to 19 days before binding with Williams Energy. Beginning August 13, 2002 (the date of risk transfer) through August 31, 2002, we operated the facility as a merchant plant with electric revenues sold to Williams Energy, in its capacity as our PJM account representative, at spot market prices and bought gas from Williams Energy at spot market prices. Additionally, during September 2002, we made net electric energy available to Williams Energy during times other than receiving a Williams Energy dispatch notice. This net electric energy is referred to as "other sales of energy" in the Power Purchase Agreement and is sold at the local marginal price commonly referred to as spot market energy. Gas required for this energy generation was purchased from Williams Energy at spot market prices. We recognized merchant revenues of approximately $11.1 million and fuel expenses of approximately $6.9 million for the year ended December 31, 2002. These amounts are included within energy revenues and operating costs in the accompanying consolidated statements of operations for the year ended December 31, 2002.

     Property, Plant and Equipment -- Property, plant and equipment is recorded at cost and is depreciated over its useful life. The estimated lives of our generation facilities range from five to thirty-six years. A significant decrease in the estimated useful life of a material amount of our property, plant or equipment could have a material adverse impact on our operating results in the period in which the estimate is revised and in subsequent periods. The depreciable lives of our property plant and equipment by category are as follows:

                                                           December 31, 2002
         Description of Asset            Depreciable Life    (in thousands)
--------------------------------------   ----------------  -----------------
Buildings..............................          35          $     1,770
Vehicles...............................           5                  112
Computers..............................           6                  746
Furniture and Fixtures.................          10                  496
CTG Parts..............................        9-36               44,881
Gas Heaters............................          35                1,094
Plant..................................          35              362,154
                                                             -----------
                                                             $   411,253
                                                             ===========

     Contingencies -- On September 1, 2002, we notified Williams Energy of availability and a date of commercial operation of September 1, 2002, as described in the Power Purchase Agreement. Williams Energy has disputed a commercial operation date of September 1, 2002 and has informed us that Williams Energy recognizes the commercial availability of the facility as of September 28, 2002. We have entered into arbitration to settle the dispute over the commercial operation date and the proper interpretation of certain provisions of the Power Purchase Agreement and expect to resolve the arbitration during the second quarter of 2003. The arbitration relates to disputed amounts of approximately $7.6 million, which includes a $594,000 payment extension option dispute and a $7.0 million commercial operation start date dispute. We are also disputing $392,000 of merchant price and testing charges with Williams Energy although this is not yet part of the arbitration. While we believe that our interpretation of the Power Purchase Agreement is correct, we cannot predict the outcome of these matters.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We issued and have outstanding two series of bonds, registered under the Securities Act of 1933. As of December 31, 2002, the aggregate outstanding principal amount of these bonds was $381.6 million. Our Series A Bonds due 2019 were issued in an aggregate principal amount of $224 million and bear interest at 8.54%. Our Series B Bonds due 2029 were issued in an aggregate principal amount of $160 million and bear interest at 9.20%. Interest on the bonds is payable on each February 28, May 31, August 31, and November 30, and commenced on May 31, 2000. Since August 31, 2002, principal of the Series A Bonds has been payable on the same dates as interest. Principal of the Series B Bonds will be payable on the same dates as interest, beginning February 28, 2019. The bonds and our other senior indebtedness which consists of bank letter of credit facilities are secured ratably by a lien on and security interest in shared collateral, which comprise substantially all of our assets. In addition, the accounts established under our bond indenture, the debt service reserve account and the debt service reserve letter of credit (other than to the extent of the debt service reserve letter of credit provider's right to specific proceeds thereunder) are separate collateral solely for the benefit of the holders of our bonds. The fair value of these bonds at December 31, 2002 and 2001 was approximately $261 million and $389.7 million, respectively. We are not subject to interest rate risk as the interest rates associated with our outstanding indebtedness are fixed over the life of the bonds.

     In an action related to the ratings downgrade of The Williams Companies, Inc., S&P lowered its ratings on the Company's senior secured bonds to "BB-" on July 26, 2002, and placed the rating on credit watch with developing implications. On November 21, 2002 S&P placed the ratings on negative outlook. Additionally, on July 25, 2002, Moody's indicated that its ratings on the Company's senior secured bonds were placed under review for possible downgrade. On October 7, 2002, Moody's lowered its ratings on the Company's senior secured bonds to "Ba2" and on November 11, 2002 lowered the ratings to "B2" with a negative outlook. As a result of such ratings downgrades, the Company's working capital facility is unavailable and the Company is required to pay higher fees for draws on any of its project support agreements. The Company does not believe that such ratings downgrades will have any other direct or immediate effect on the Company, as none of the other financing documents or project contracts have provisions that are triggered by a reduction of the ratings of the bonds. As of December 31, 2002, $381.6 million aggregate principal amount of senior secured bonds were outstanding.

     We currently have no other financial or derivative financial instruments. We do not believe that we face other material risks requiring disclosure pursuant to Item 305 of Regulation S-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA


                       AES Red Oak L.L.C. and Subsidiary
                           (An Indirect, Wholly Owned
                       Subsidiary Of The AES Corporation)

                   Index To Consolidated Financial Statements


Independent Auditors' Report

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Changes in Member's Capital

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

                          INDEPENDENT AUDITORS' REPORT

To the Member of
     AES Red Oak, L.L.C. and Subsidiary:

     We have audited the accompanying consolidated balance sheets of AES Red Oak, L.L.C. and subsidiary (an indirect, wholly owned subsidiary of The AES Corporation) (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in member's deficit and cash flows for the years ended December 31, 2002 and 2001 and the period from March 15, 2000 (inception) through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of AES Red Oak, L.L.C. and subsidiary, as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001 and the period from March 15, 2000 (inception) through December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

     As more fully discussed in Note 2, the Company's dependence upon Williams Energy Marketing & Trading Company under the Power Purchase Agreement exposes the Company to possible loss of revenues and fuel supply. There can be no assurances as to the Company's ability to generate sufficient cash flow to cover operating expenses or debt service obligations in the absence of a Power Purchase Agreement with Williams Energy Marketing & Trading Company and related guaranty by The Williams Companies, Inc. or their affiliates.

/s/ Deloitte & Touche LLP
McLean, Virginia
March 14, 2003

                       AES RED OAK, L.L.C. AND SUBSIDIARY
          AN INDIRECT, WHOLLY OWNED SUBSIDIARY OF THE AES CORPORATION

                          Consolidated Balance Sheets,
                           December 31, 2002 and 2001
                  (dollars in thousands, except share amounts)

                                                                                                   2002          2001
                                                                                                ----------    ----------
ASSETS:

Current Assets:
Cash ........................................................................................   $       23    $      121
Restricted cash at cost, which approximates market value ....................................        7,749         6,061
Receivables .................................................................................        8,442            --
Receivable from affiliate ...................................................................          309           125
Prepaid expenses ............................................................................          230            --
                                                                                                ----------    ----------
     Total current assets ...................................................................       16,753         6,307
Land ........................................................................................        4,240         4,240
Construction in progress ....................................................................          344       387,568
Property, plant, and equipment - net of accumulated depreciation of $4,438 and $0,
   respectively .............................................................................      406,815            --
Deferred financing costs - net of accumulated amortization of $2,315 and $1,462,
   respectively .............................................................................       16,390        17,243
Spare parts inventory .......................................................................       10,500            --
Other assets ................................................................................          141            --
                                                                                                ----------    ----------
     Total assets ...........................................................................   $  455,183    $  415,358
                                                                                                ==========    ==========

LIABILITIES AND MEMBER'S EQUITY

Current Liabilities:
Accounts payable ............................................................................   $    1,175    $      882
Retainage payable ...........................................................................           --        29,478
Accrued liabilities .........................................................................        1,516            62
Accrued interest ............................................................................        2,804         2,821
Payable to affiliate ........................................................................           18            82
Bond payable-current portion ................................................................        6,219         2,419
Other current liabilities ...................................................................       10,000            --
                                                                                                ----------    ----------
     Total current liabilities ..............................................................       21,732        35,744

Bonds payable ...............................................................................      375,361       381,581
Liabilities under spare parts agreement .....................................................        9,325            --
                                                                                                ----------    ----------
     Total liabilities ......................................................................   $  406,418    $  417,325
                                                                                                ==========    ==========

Commitments and Contingencies (Note 8)

Member's equity:
Common stock, $1 par value-10 shares authorized, none issued or outstanding .................   $       --    $       --
Contributed capital .........................................................................       56,736           986
Member's deficit ............................................................................       (7,971)       (2,953)
                                                                                                ----------    ----------
     Total member's equity (deficit) ........................................................       48,765        (1,967)
                                                                                                ----------    ----------
         Total liabilities and member's equity ..............................................   $  455,183    $  415,358
                                                                                                ==========    ==========

                See notes to consolidated financial statements.

                       AES RED OAK, L.L.C. AND SUBSIDIARY
          AN INDIRECT, WHOLLY OWNED SUBSIDIARY OF THE AES CORPORATION

                     Consolidated Statements of Operations,
   years ended December 31, 2002 and 2001 and the period from March 15, 2000
                     (inception) through December 31, 2000
                             (dollars in thousands)

                                                                                     March 15,
                                                                                        2000
                                                                                    (inception)
                                                   Year Ended       Year Ended        through
                                                  December 31,     December 31,     December 31,
                                                      2002             2001             2000
                                                  -----------      -----------      -----------
OPERATING REVENUES
     Energy .................................     $    26,244      $        --      $        --

OPERATING EXPENSES
     Fuel costs .............................          (6,898)              --               --
     Fuel conversion volume rebate ..........          (1,645)              --               --
     Corporate management fees ..............            (594)              --               --
     Other operating expenses ...............          (2,925)              --               --
     Depreciation expense ...................          (4,438)              --               --
     General administrative costs ...........            (302)             (68)            (201)
                                                  -----------      -----------      -----------
         Total operating expenses ...........         (16,802)             (68)            (201)
                                                  -----------      -----------      -----------
     Operating income (loss) ................     $     9,442      $       (68)     $      (201)
                                                  -----------      -----------      -----------
OTHER INCOME (EXPENSE)
     Interest income ........................     $       125      $     1,655      $     1,852
     Other income ...........................             957               --               --
     Liquidated damages received ............           1,810               --               --
     Interest expense .......................         (13,163)          (3,592)          (2,599)
     Other expense ..........................            (379)              --               --
     Liquidation damages paid ...............          (1,810)              --               --
                                                  -----------      -----------      -----------
         Total other income (expense) .......         (12,460)          (1,937)            (747)
                                                  -----------      -----------      -----------
NET LOSS ....................................     $    (3,018)     $    (2,005)     $      (948)
                                                  ===========      ===========      ===========

                See notes to consolidated financial statements.

                       AES RED OAK, L.L.C. AND SUBSIDIARY
          AN INDIRECT, WHOLLY OWNED SUBSIDIARY OF THE AES CORPORATION

                 Consolidated Statements of Changes in Member's
         Capital, years ended December 31, 2002 and 2001 and the period from March 15, 2000 (inception) through December 31, 2000
                             (dollars in thousands)

                                                     Common Stock
                                              ---------------------------     Contributed       Member's        Member's
                                                Shares           Amount         Capital         Deficit          Equity
                                              -----------     -----------     -----------     -----------      -----------
BALANCE, MARCH 15, 2000 (inception) .....              --     $        --     $        --     $        --      $        --
Net loss ................................              --              --              --            (948)            (948)
                                              -----------     -----------     -----------     -----------      -----------
BALANCE, DECEMBER 31, 2000 ..............              --     $        --     $        --     $      (948)     $      (948)
Contributed capital .....................              --              --             986              --              986
Net loss ................................              --              --              --          (2,005)          (2,005)
                                              -----------     -----------     -----------     -----------      -----------
BALANCE, DECEMBER 31, 2001 ..............              --     $        --     $       986     $    (2,953)     $    (1,967)
                                              -----------     -----------     -----------     -----------      -----------
Contributed capital .....................              --              --          55,750              --           55,750
Dividends ...............................              --              --              --          (2,000)          (2,000)
Net loss ................................              --              --              --          (3,018)          (3,018)
                                              -----------     -----------     -----------     -----------      -----------
BALANCE, DECEMBER 31, 2002 ..............              --     $        --     $    56,736      $   (7,971)     $    48,765
                                              ===========     ===========     ===========     ===========      ===========

                See notes to consolidated financial statements.

                       AES RED OAK, L.L.C. AND SUBSIDIARY
          AN INDIRECT, WHOLLY OWNED SUBSIDIARY OF THE AES CORPORATION

              Consolidated Statements of Cash Flows, for the years
           ended December 31, 2002 and 2001 and the period from March
                 15, 2000 (inception) through December 31, 2000
                             (dollars in thousands)

                                                                                                                   March 15,
                                                                                                                     2000
                                                                                                                  (inception)
                                                                                Year Ended       Year Ended        through
                                                                                December 31,     December 31,     December 31,
                                                                                   2002             2001             2000
                                                                                -----------      -----------      -----------
OPERATING ACTIVITIES:
Net loss ..................................................................     $    (3,018)     $    (2,005)     $      (948)
Amortization of deferred financing costs ..................................             853              816              646
Depreciation ..............................................................           4,438               --               --
Change in:
     Accrued liabilities ..................................................           1,454              (28)              90
     Accrued interest .....................................................             (17)              --            2,821
     Accounts receivable - trade ..........................................          (8,442)              21              (21)
     Receivable from affiliate ............................................            (184)            (125)              --
     Payable to affiliate .................................................             (64)          (2,423)           2,505
     Prepaid expenses .....................................................            (230)              --               --
     Other assets .........................................................            (141)
     Accounts payable .....................................................             293              578              304
                                                                                -----------      -----------      -----------
Net cash provided by (used in) operating activities .......................     $    (5,058)     $    (3,166)     $     5,397
                                                                                -----------      -----------      -----------
INVESTING ACTIVITIES:
Transfer from prepaid construction costs ..................................              --               --         (288,573)
Payments for construction in progress .....................................         (24,029)         (42,926)         (56,069)
Payments under long term service agreement ................................          (1,175)              --           (4,240)
Change in:
     Retention payable ....................................................         (29,478)          29,478               --
     Restricted cash ......................................................          (1,688)          15,734          (21,795)
                                                                                -----------      -----------      -----------
Net cash (used in) provided by investing activities .......................     $   (56,370)     $     2,286      $  (370,677)
                                                                                -----------      -----------      -----------
FINANCING ACTIVITIES:
Payment of principal on bonds payable .....................................     $    (2,420)     $        --      $   384,000
Payments for deferred financing costs .....................................              --               --          (18,705)
Contribution from parent ..................................................          55,750              986               --
Proceeds from Prepayment ..................................................          10,000               --               --
Dividends paid to parent ..................................................          (2,000)              --               --
                                                                                -----------      -----------      -----------
Net cash provided by financing activities .................................          61,330              986          365,295
                                                                                -----------      -----------      -----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ......................     $       (98)     $       106      $        15
                                                                                -----------      -----------      -----------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ............................     $       121      $        15      $        --
                                                                                -----------      -----------      -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD ..................................     $        23      $       121      $        15
                                                                                ===========      ===========      ===========
SUPPLEMENTAL DISCLOSURE OF OTHER ACTIVITIES:
Interest paid (net of amounts capitalized) ................................     $        --      $        --      $     2,325
                                                                                ===========      ===========      ===========
Transfer of prepaid construction costs to construction in progress ........     $        --      $    31,840      $    60,964
                                                                                ===========      ===========      ===========
Receipt of spare parts under long-term service agreement ..................     $    10,500      $        --      $        --
                                                                                ===========      ===========      ===========
Transfer of construction in progress to property, plant and equipment .....     $   411,597      $                $
                                                                                ===========      ===========      ===========

                       AES RED OAK L.L.C. AND SUBSIDIARY
           AN INDIRECT WHOLLY OWNED SUBSIDIARY OF THE AES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   YEARS ENDED DECEMBER 31, 2002 AND 2001 AND THE PERIOD FROM MARCH 15, 2000
                     (INCEPTION) THROUGH DECEMBER 31, 2000


1.   ORGANIZATION

     AES Red Oak, L.L.C. (the "Company") was formed on September 13, 1998, in the State of Delaware, to develop, construct, own and operate an 830-megawatt
(MW) gas-fired, combined cycle electric generating facility (the "Facility") in the Borough of Sayreville, Middlesex County, New Jersey. The Company was considered dormant until March 15, 2000 (hereinafter, inception), at which time it consummated a project financing and certain related agreements. On March 15, 2000, the Company issued $384 million in senior secured bonds for the purpose of providing financing for the construction of the Facility and to fund, through the construction period, interest payments to the bondholders (see Note
6). In late September 2000, the Company consummated an exchange offer whereby the holders of the senior secured bonds exchanged their privately placed senior secured bonds for registered senior secured bonds.

     The Facility, consists of three Westinghouse 501 FD combustion turbines, three unfired heat recovery steam generators, and one multicylinder steam turbine. The Facility produces and sells electricity, as well as provides fuel conversion and ancillary services, solely to Williams Energy Marketing & Trading Company ("Williams Energy") under a 20-year Fuel Conversion Services, Capacity and Ancillary Services Purchase Agreement (the "Power Purchase Agreement" or "PPA"). The term of the PPA is twenty years from the last day of the month in which commercial operation commenced, which was September 2002. The Company reached provisional acceptance on August 11, 2002, risk transfer on August 13, 2002, and reached commercial availability on September 1, 2002. Williams Energy has disputed the September 1, 2002 commercial operation date and has informed the Company that it recognizes the commercial availability of the Facility as of September 28, 2002. The Company expects to settle the dispute through arbitration during the second quarter of 2003 (see Notes 7 and 8).

     After the Facility reached provisional acceptance, the Company elected to confirm reliability for up to 19 days before binding with Williams Energy. As more fully described in Notes 3 and 7, beginning August 13, 2002 (the risk transfer date) through August 31, 2002, the Company operated the Facility as a merchant plant with electric revenues sold to Williams Energy, in its capacity as the Company's PJM account representative, at spot market prices and bought gas from Williams Energy at spot market prices. Additionally, during September 2002, the Company made net electric energy available to Williams Energy during times when it had not received a Williams Energy dispatch notice. This net electric energy is referred to as "other sales of energy" in the Power Purchase Agreement and is sold at the local marginal price commonly referred to as spot market energy. Gas required for this energy generation was purchased from Williams Energy at spot market prices.

     The Company is a wholly owned subsidiary of AES Red Oak, Inc. ("Red Oak"), which is a wholly-owned subsidiary of The AES Corporation ("AES"). Red Oak has no assets other than its ownership interests in the Company and AES Sayreville, L.L.C. (see Note 9). Red Oak has no operations and is not expected to have any operations. Red Oak's only income is distributions (if any) it receives from the Company and AES Sayreville, L.L.C. Pursuant to an equity subscription agreement (see Note 6), Red Oak agreed to contribute up to approximately $55.75 million to the Company to fund construction after the bond proceeds have been fully utilized. As of December 31, 2002, all $55.75 million had been contributed. The equity that Red Oak provided to the Company was provided to Red Oak by AES, which owns all of the equity interests in Red Oak. AES files quarterly and annual audited reports with the Securities and Exchange Commission under the Securities Exchange Act of 1934, which are publicly available, but which do not constitute a part of, and are not incorporated into, this Form 10-K.

     The Company owns all of the equity interests in AES Red Oak Urban Renewal Corporation ("AES URC"), which was organized as an urban renewal corporation under New Jersey Law. As an urban renewal corporation under New Jersey law, portions of the Facility can be designated as redevelopment areas in order to provide certain real estate tax and development benefits to the Facility. URC has no operations outside of its activities in connection with the Facility.

     In February 2001, the Company reclassified $986,000, a payable to affiliate (AES Corporation) to contributed capital. This amount represented expenditures paid by the AES Corporation prior to March 15, 2000.

2.   OPERATIONS

     During 2002, as further discussed in Note 7, the credit ratings of the long-term senior unsecured debt of The Williams Companies, Inc. were downgraded to below investment grade. Since achieving commercial operations, under the Power Purchase Agreement with Williams Energy, the Company is eligible to receive variable operations and maintenance payments, total fixed payments, energy exercise fee payments (each as defined in the Power Purchase Agreement) and other payments for the delivery of fuel conversion, capacity and ancillary services. Since September 28, 2002, Williams Energy has not dispatched the Facility to a significant degree and the minimum capacity payments provided for under the Power Purchase Agreement have been the Company's primary source of operating revenues. The Company has used these operating revenues, together with interim rebates received from Raytheon under the construction agreement, interest income from the investment portion of the proceeds from the sale of the senior secured bonds and the $10 million Prepayment from Williams (Note 7) to fund its generation expenses and other operations and maintenance expenses. As discussed in Note 7, in the event that The Williams Companies, Inc. regains and maintains its investment grade status, Williams Energy provides a substitute guaranty of investment grade rating, or posts a letter of credit, the Company will be required to return the $35 million alternative credit support provided by Williams Energy in accordance with the terms of the Letter Agreement.

     The Company currently anticipates being dispatched by Williams Energy beginning in April 2003 but can provide no assurance that this will occur. In the event that the facility is not dispatched, the Company's operating revenues will consist of minimum capacity payments under the Power Purchase Agreement. The Company has also provided two letters of credit, the PPA Letter of Credit ($10 million) and the debt service reserve letter of credit ($22 million) (Notes 6 and 7) that may be utilized if necessary to fund obligations as they become due. In the event the Company regains its investment grade status, the Company will also have access to its $2.5 million Working Capital Agreement (Note 6).

     The Company currently believes that its sources of liquidity will be adequate to meet its needs through the end of 2003. This belief is based on a number of assumptions, including but not limited to the continued performance and satisfactory financial condition of the third parties on which the Company depends, particularly Williams Energy as fuel supplier and purchaser of all electric energy and capacity produced by the facility as well as ancillary and fuel conversion services of the Company (as provided by the Power Purchase Agreement) and The Williams Companies, Inc. as guarantor of Williams Energy's performance under the Power Purchase Agreement. Known and unknown risks, uncertainties and other factors outside the Company's control may cause actual results to differ materially from its current expectations. These risks, uncertainties and factors include but are not limited to risks and uncertainties related to the financial condition and continued performance of the third parties on which the Company depends, including Williams Energy and The Williams Companies and its affiliates, the possibility of unexpected problems related to the performance of the facility, the possibility of unexpected expenses or lower than expected revenues and additional factors that are unknown to the Company or beyond its control.

     Since the Company depends on Williams Energy for both revenues and fuel supply under the Power Purchase Agreement, if Williams Energy were to terminate or default under the Power Purchase Agreement, there would be a severe negative impact on the Company's cash flow and financial condition which could result in a default on its senior secured bonds. Due to recent declines in pool prices, the Company would expect that if it were required to seek alternative purchasers of its power as a result of a default by Williams Energy, that any such alternate revenues would be substantially below the amounts that would have been otherwise payable pursuant to the Power Purchase Agreement. There can be no assurance as to the Company's ability to generate sufficient cash flow to cover operating expenses or its debt service obligations in the absence of a long-term power purchase agreement with Williams Energy.

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

     Restricted Investments - The Company is required to maintain a construction funding account for the payment of certain qualifying construction costs and a construction interest account from which quarterly interest payments are to be made. The balances in the construction funding account and the construction interest account were $1.5 and $2.9, respectively, at December 31, 2002 and $6.0 and $0.1 million, respectively, as of December 31, 2001, respectively. These amounts were fully invested in money market accounts.

     The Company is also prohibited from making any distributions unless it has required minimum balances in certain accounts and has met certain other conditions contained in the Indenture and the Collateral Agency and Intercreditor Agreement governing the senior secured bonds. The Company had these required minimum balances and had met the required conditions when it made a $2.0 million distribution to AES Red Oak, Inc. on December 31, 2002.

     Construction in Progress - Costs incurred in developing the Facility, including progress payments, engineering costs, management and development fees, interest, and other costs related to construction were capitalized. On August 13, 2002, the risk transfer date, the balance of Construction in Progress on such date was transferred to Property, Plant and Equipment. Total interest capitalized on the project financing debt was approximately $75.4 million and $54.5 million as of December 31, 2002 and 2001, respectively. Certain costs related to construction activities were paid by AES prior to the issuance of the bonds. These amounts of approximately $12.4 million, are reflected within construction in progress, and were reimbursed to AES out of the bond proceeds.

     Property, Plant and Equipment -- Property, plant and equipment is recorded at cost. Depreciation, after consideration of salvage value, is computed using the straight-line method over the estimated useful lives of the assets, which range from five to thirty-six years. Maintenance and repairs are charged to expense as incurred. The depreciable lives of our property, plant and equipment by category are as follows:

                                                           December 31, 2002
         Description of Asset            Depreciable Life   (in thousands)
--------------------------------------   ----------------  -----------------
Buildings..............................          35          $    1,770
Vehicles...............................           5                 112
Computers..............................           6                 746
Furniture and Fixtures.................          10                 496
CTG Parts..............................        9-36              44,881
Gas Heaters............................          35               1,094
Plant..................................          35             362,154
                                                             ----------
                                                             $  411,253
                                                             ==========

     Prepayment of Construction Contract - The Company originally prepaid a portion of the construction agreement in the amount of $288.6 million on March 15, 2000 to Washington Group International, Inc. ("WGI") (formerly Raytheon Engineers & Constructors, Inc.). WGI's obligations under the construction agreement were initially secured by a letter of credit issued October 11, 2000 by Bank of America in the Company's favor. The letter of credit represented the value of all unperformed work to date. On May 14, 2001, WGI announced that it had filed a plan of reorganization along with voluntary petitions to restructure under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Nevada in Reno (Bankruptcy Court). Under the construction agreement, a bankruptcy filing by WGI constituted an event of default. Based on correspondence received from

WGI preceding the bankruptcy filing and in accordance with the terms of the construction contract, on May 3, 2001, the Company requested the full available amount of such letter of credit be drawn upon and deposited in the construction account held by the collateral agent. The collateral agent made such drawing on May 4, 2001 in the amount of $95.8 million, which was the then outstanding amount of the prepayment letter of credit as it had been reduced by the WGI's achievement of construction milestones under the construction agreement. Subsequent to the termination of the prepayment arrangements with WGI, payments to WGI for achievement of construction milestones as specified in the construction agreement were made in accordance with the terms of the construction agreement. The Company reclassified amounts from the prepaid construction account to the construction in progress as the letter of credit was reduced. As of December 31, 2002 and 2001, the amount of the letter of credit was $0 million. In 2001, as a result of WGI's bankruptcy filing the Company made a demand on Raytheon to perform its obligations under the Raytheon guarantee and WGI, Raytheon and the Company entered into agreements pursuant to which Raytheon became responsible for the construction of the facility.

     Deferred Financing Costs - Financing costs are deferred and are being amortized using the straight-line method over the life of the bonds, which does not differ materially from the effective interest method of amortization.

     Accounts Payable and Retention Payable -- As of December 31, 2002, accounts payable were generally comprised of amounts due for operating costs incurred in the ordinary course of business. As of December 31, 2001, amounts payable represented amounts due for construction billings and those amounts billed by Raytheon as contractor under the engineering, procurement, and construction contract (the EPC) but retained by us pending Raytheon's posting of a letter of credit to guarantee its obligations under the EPC. These liabilities were recorded as accounts payable and retention payable, respectively as of December 31, 2001 and were paid in 2002 from the investment balances (bonds proceeds), the equity subscription agreement proceeds, amounts received as interim rebates from Raytheon.

     Revenue Recognition -- We generate energy revenues under the Power Purchase Agreement with Williams Energy. During the 20-year term of the agreement, we expect to sell capacity and electric energy produced by the facility, as well as ancillary services and fuel conversion services. Under the Power Purchase Agreement, we also generate revenues from meeting (1) base electrical output guarantees and (2) heat-rate rebates through efficient electrical output. Revenues from the sales of electric energy and capacity are recorded based on output delivered and capacity provided at rates as specified under contract terms. Revenues for ancillary and other services are recorded when the services are rendered.

     Upon its expiration, or in the event that the Power Purchase Agreement is terminated prior to its 20-year term or Williams Energy otherwise fails to perform, we would seek to generate energy revenues from the sale of electric energy and capacity into the merchant market or under new short- or long-term power purchase or similar agreements. Due to recent declines in pool prices, however, we would expect that even if we were successful in finding alternate revenue sources, any such alternate revenues would be substantially below the amounts that would have been otherwise earned pursuant to the Power Purchase Agreement.

     After the plant reached provisional acceptance, we elected to confirm reliability for up to 19 days before binding with Williams Energy. Beginning August 13, 2002 (the date of risk transfer) through August 31, 2002, we operated the facility as a merchant plant and sold electric revenues to Williams Energy, in its capacity as our PJM account representative, at spot market prices and bought gas from Williams Energy at spot market prices. Additionally, during September 2002, we made net electric energy available to Williams Energy during times when we had not received a Williams Energy dispatch notice. This net electric energy is referred to as "other Sales of energy" in the Power Purchase Agreement and is sold at the local marginal price commonly referred to as spot market energy. Gas required for this energy generation was purchased from Williams Energy at spot market prices. We recognized merchant revenues of approximately $11.1 million and fuel expenses of approximately $6.9 million for the year ended December 31, 2002. These amounts are included within energy revenues and operating costs in the accompanying condensed consolidated statements of operations for the year ended December 31, 2002.

     In the year ended December 31, 2002 the Company recognized total other income (expense) of approximately $12.5 million. Total other income (expense) is comprised of other income and expense, liquidated damages received and paid and interest income and expense. In the year ended December 31, 2002 the Company recognized $957,000 of other income which consists of interim rebates received from Raytheon under the construction agreement for their failure to meet the heat rate and output performance guarantees. In the year ended December 31, 2002 the Company recognized approximately $379,000 of other expense which relates to fees incurred on its debt service letter of credit and its power purchase agreement letter of credit and reimbursement agreement. In the year ended December 31, 2002 the Company recognized revenue of $1.8 million of liquidated damages received from Raytheon for late completion payments and a construction related outage in November 2002 and expensed $1.8 million of liquidated damages paid to Williams Energy as a result of the Company's extension of the commercial operation date and a construction related outage in November 2002.

     Reclassifications - Certain reclassifications have been made to 2001 amounts to conform with the 2002 presentation.

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

     Income Taxes - The Company is a limited liability company and is treated as a disregarded entity for tax purposes. Therefore, it does not pay income taxes, and no provision for income taxes has been reflected in the accompanying financial statements.

     Start-Up Costs - The Company follows AICPA Statement of Position (SOP) 98-5, Reporting on the Costs of Start-Up Activities, which requires that start-up and organizational costs be expensed as incurred. As such, no costs to which SOP 98-5 applies have been capitalized in the accompanying balance sheets.

     Spare Parts Inventory - Spare parts inventory consists of rotable and other spare parts received in the third quarter of 2002 under the Maintenance Services Agreement discussed in Note 8. Inventory is reported at cost. The liability for these spare parts is reflected as "Liabilities under spare parts agreement" in the accompanying 2002 balance sheet.

     Recent Accounting Pronouncements - Effective January 1, 2001, the Company adopted SFAS No. 133, entitled "Accounting for Derivative Instruments And Hedging Activities," which, as amended, establishes new accounting and reporting standards for derivative instruments and hedging activities. The Company produces and sells electricity, as well as provides fuel conversion and ancillary services, solely to Williams Energy under the Power Purchase Agreement. The Company does not believe that the Power Purchase Agreement meets the definition of a derivative under SFAS No. 133 and as such, should not be accounted for as a derivative or an embedded derivative under SFAS No. 133. Therefore, there is no impact on the Company's financial statements as of January 1, 2001, December 31, 2001, or December 31, 2002.

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

4.   CONCENTRATION OF CREDIT RISK IN WILLIAMS ENERGY AND ITS AFFILIATES

     Williams Energy is currently the Company's sole customer for purchases of capacity, ancillary services, and energy and its sole source for fuel. Williams Energy's payments under the Power Purchase Agreement are expected to provide all of the Company's operating revenues during the term of the Power Purchase Agreement. It is unlikely that the Company would be able to find another purchaser or fuel source on similar terms for its Facility if Williams Energy were not performing under the Power Purchase Agreement. Any material failure by Williams Energy to make capacity and fuel conversion payments or to supply fuel under the Power Purchase Agreement would have a severe impact on the Company's operations. The payment obligations of Williams Energy under the Power Purchase Agreement are guaranteed by The Williams Companies, Inc. The payment obligations of The Williams Companies, Inc. under the guaranty are capped at an amount equal to $509,705,311. Beginning on January 1 of the first full year after the commercial operation date, this guaranty cap is to be reduced semiannually by a fixed amount which is based on the amortization of the Company's senior secured bonds during the applicable semiannual period (see
Note 7).

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

5.   NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the FASB issued SFAS No. 143, entitled "Accounting for Asset Retirement Obligations." This standard is effective for fiscal years beginning after June 15, 2002 and provides accounting requirements for asset retirement obligations associated with long-lived assets. Under the Statement, the asset retirement obligation is recorded at fair value in the period in which it is incurred by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value in each subsequent period and the capitalized cost is depreciated over the useful life of the related asset. The Company has determined that the effects of this standard on its financial position and results of operations will be immaterial.

     In April 2002, the FASB issued SFAS No. 145, entitled "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition, SFAS No. 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. The statement also contains other nonsubstantive corrections to authoritative accounting literature. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. The Company does not believe that the adoption of this standard will have a material effect on its financial statements.

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

     In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation establishes new disclosure requirements for all guarantees, but the measurement criteria are applicable to guarantees issued and modified after December 31, 2002. The Company has not yet determined the impact that this standard may have on its financial statements.

6.   BONDS PAYABLE

     On March 15, 2000, the Company issued $224 million of 8.54% senior secured bonds due 2019 ("2019 Bonds") and $160 million of 9.20% senior secured bonds due 2029 (2029 Bonds and together with the 2019 Bonds, the "Bonds") to qualified institutional buyers and/or institutional accredited investors, pursuant to a transaction exempt from registration under the Securities and Exchange Act of 1933 (the "Act") in accordance with Rule 144A of the Act. In late September 2000, the Company consummated an exchange offer whereby the holders of the Bonds exchanged their privately placed bonds for registered bonds. The net proceeds of the bonds (after deferred financing costs), approximately $365 million, were used to prepay WGI and other construction costs of the Plant and were also used, during the construction period, for interest payments to bondholders.

     Future Maturities of Debt - Principal on the Bonds is payable quarterly in arrears. Principal payments on the 2019 Bonds commenced on August 31, 2002. Quarterly principal repayment of the 2029 Bonds does not commence until February 28, 2019. The final maturity date for the Bonds is November 30, 2019 and November 30, 2029, respectively.

     Principal & Interest Repayment Schedule:

Year                                                  Interest     Principal
------------------------------------------------    -----------  ------------
                                                         (in thousands)
2003............................................    $   33,537    $    6,219
2004............................................        33,113         5,230
2005............................................        32,579         5,071
2006............................................        32,111         7,101
2007............................................        31,502         6,105
2008 and thereafter.............................       348,581       351,855
                                                    ----------    ----------
Total Payments..................................    $  511,423    $  381,581
                                                    ==========    ==========

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

     Equity Subscription Agreement - The Company, along with Red Oak, entered into an Equity Subscription Agreement, pursuant to which Red Oak agreed to contribute up to approximately $55.75 million to the Company to fund project costs. As of December 31, 2002, Red Oak had contributed the entire $55.75 million to the Company. The equity that Red Oak provided to the Company was provided by AES. The Company does not have access to additional liquidity pursuant to this agreement as Red Oak has fulfilled its funding obligations thereunder.

     Covenants - The Indenture, Collateral Agency Agreement and Equity Subscription Agreement, contain specific covenants and requirements to be met by the Company.

     Bond Ratings and Effect on Working Capital Agreement. In connection with the initial financing of the Facility, the Company entered into a working capital agreement (the "WCA") pursuant to which it could borrow up to $2.5 million from time to time for use in connection with the payment of operating and maintenance costs of the project. The obligation of the banks that are party to the WCA to extend loans to the Company under the WCA is subject to, among others, the following conditions precedent:

          o The Company's senior secured bonds must be rated "BBB-"or higher by S&P and "Baa3" or higher by Moody's;

          o no default or event of default under the WCA shall have occurred and be continuing; and

          o no event has occurred and is continuing which could reasonably be expected to have a material adverse effect on the Company.

     In an action related to the ratings downgrade of The Williams Companies, Inc., S&P lowered its ratings on the Company's senior secured bonds to "BB-" on July 26, 2002, and placed the rating on credit watch with developing implications. On November 21, 2002 S&P placed the ratings on negative outlook. Additionally, on July 25, 2002, Moody's indicated that its ratings on the Company's senior secured bonds were placed under review for possible downgrade. On October 7, 2002, Moody's lowered its ratings on the Company's senior secured bonds to "Ba2" and on November 11, 2002 lowered the ratings to "B2" with a negative outlook. As a result of the Company's senior secured bonds having a rating lower than "BBB-" by S&P and lower than "Baa3" by Moody's, funds currently are not available to the Company under the WCA and will not be available unless the ratings of the senior secured bonds of the Company satisfy the condition precedent contained in the WCA. Further, as a result of the bond ratings downgrades the Company must pay higher fees for draws on its project support agreements. There can be no assurance that the ratings on the senior secured bonds of the Company will be increased or that the lenders will waive any of the conditions precedent set forth in the WCA.

7.   POWER PURCHASE AGREEMENT

     General. The Company and Williams Energy have entered into a Power Purchase Agreement for the sale of all capacity produced by the Facility, as well as ancillary services and fuel conversion services. Under the PPA, Williams Energy has the obligation to deliver, on an exclusive basis, all quantities of natural gas and fuel oil required by the Facility to generate electricity or ancillary services, to start-up or shut-down the plant, and to operate the Facility during any period other than a start-up, shut-down, or required dispatch by Williams Energy for any reason.

     The term of the PPA is 20 years from the first contract anniversary date, which is the last day of the month in which commercial availability occurs. The Company recognizes September 1, 2002 as the commercial availability date. However, the date of commercial availability is in dispute and Williams Energy recognizes September 28, 2002 as the commercial availability date. As discussed below and in Note 8, we have entered into arbitration to resolve this dispute.

     Under the Power Purchase Agreement, the commercial operation date was required to occur by December 31, 2001, however the Company had the right to extend the commercial operation date until June 30, 2002 by invoking its right to a free extension option which was available under the Power Purchase Agreement if certain conditions were met. The Company exercised its right to extend the commercial operation date from December 31, 2001 to June 30, 2002, as granted under the free extension option. In addition, the Company had the right under the Power Purchase Agreement to again extend the commercial operation date (the Second Paid Extension Option) from June 30, 2002 to June 30, 2003, upon written notification to Williams Energy no later than May 21, 2002 (which represented an agreed upon extension from the original April 30, 2002 notification deadline), by paying Williams Energy (i) an amount equal to the lesser of any actual damages Williams Energy suffered or incurred after June 30, 2002, as a result of Williams Energy's reliance upon delivery by such date, to the extent said damages cannot be mitigated fully, or $3.0 million and
(ii) certain amount of liquidated damages as calculated pursuant to the Power Purchase Agreement. On May 21, 2002, the Company exercised the Second Paid Extension Option. Williams initially invoiced the Company $3 million related to this extension but subsequently withdrew this invoice and, as of the date hereof, Williams Energy has not provided the Company support for the amount of actual damages suffered or incurred after June 30, 2002 as a result of Williams reliance upon delivery by such date. Therefore the Company has not yet paid or accrued any amounts that may be owed as described in clause (i) above. As of December 31, 2002, the Company had paid liquidated damages to Williams Energy at the rate of $11,000 per day for the period beginning on July 1, 2002 and ending on August 31, 2002 which in aggregate amounted to $682,000. The Company had also paid liquidated damages to Williams Energy at the rate of $22,000 per day for the period beginning on September 1, 2002, and ending on September 27, 2002 which in aggregate amounted to $594,000, although these amounts are still in dispute through arbitration. During the period of the Second Paid Extension Option, the Company continued to collect liquidated damages through August 10, 2002 from Raytheon under the construction agreement in the amount of $108,000 per day. As of December 31, 2002, the Company had received $14 million in liquidated damages from Raytheon under the construction agreement.

     The Company has entered into arbitration with Williams Energy to resolve certain disputes regarding the date of commercial operation and the proper interpretation of certain provisions of the Power Purchase Agreement relating to the amounts claimed by the Company to be payable by Williams Energy. During the year ended December 31, 2002, Williams Energy has withheld or offset from amounts invoiced by the Company amounts that Williams Energy believes were improperly invoiced based on Williams Energy's interpretation of the Power Purchase Agreement. The Company expects to resolve the dispute in the second quarter of 2003. The arbitration relates to disputed amounts of approximately $7.6 million, which includes a $594,000 payment extension option dispute and a $7.0 million commercial operation start date dispute. The Company is also disputing $392,000 of merchant price and gas testing charges with Williams Energy although this is not currently part of the arbitration. While the Company believes that its interpretation of the Power Purchase Agreement is correct, the Company cannot predict the outcome of these matters.

     Guaranties. The Company provided Williams Energy a letter of credit (PPA Letter of Credit) in the amount of $30 million to support specific payment obligations should the Facility not achieve commercial operation by the date required under the PPA. Upon the commencement of commercial operations in September 2002, the stated amount of that letter of credit was reduced to $10 million. The repayment obligations with respect to any drawings under the PPA Letter of Credit are a senior debt obligation of the Company.

     The payment obligations of Williams Energy under the PPA are guaranteed by The Williams Companies, Inc. The payment obligations of The Williams Companies, Inc. under the guaranty are capped at an amount equal to $509,705,311. Beginning on January 1 of the first full year after the commercial operation date, this guaranty cap is to be reduced semiannually by a fixed amount which is based on the amortization of our senior secured bonds during the applicable semiannual period.

     Pursuant to Section 18.3 of the Power Purchase Agreement, in the event that Standard & Poors or Moody's rates the long-term senior unsecured debt of The Williams Companies, Inc. lower than investment grade, The Williams Companies, Inc. is required to supplement The Williams Companies, Inc. guarantee with additional alternative security that is acceptable to the Company within 90 days after the loss of such investment grade rating.

     According to published sources, on July 23, 2002, S&P lowered the long-term senior unsecured debt rating of The Williams Companies, Inc. to "BB" from "BBB-" and further lowered such rating to "B" on July 25, 2002. According to published sources, on July 24, 2002, Moody's lowered the long-term senior unsecured debt rating of The Williams Companies, Inc. to "B1" from "Baa3" and further lowered such rating on November 22, 2002 to "Caa1". Accordingly, The Williams Companies, Inc.'s long-term senior unsecured debt is currently rated below investment grade by both S&P and Moody's.

     Due to the downgrade of The Williams Companies, Inc. to below investment grade, the Company and Williams Energy entered into a letter agreement dated November 7, 2002 (the "Letter Agreement"), under which Williams Energy agreed to provide the Company (a) a prepayment of $10 million within five business days after execution of the Letter Agreement (the "Prepayment"); (b) alternative credit support equal to $35 million on or before January 6, 2003 in any of the following forms (i) cash, (ii) letter(s) of credit with the Company as the sole beneficiary substantially in the form of the PPA Letter of Credit, unless mutually agreed to otherwise, or (iii) a direct obligation of the United States Government delivered to a custodial securities account as designated by the Company with a maturity of not more than three years; and (c) replenish any portion of the alternative credit support that is drawn, reduced, cashed, or redeemed, at any time, with an equal amount of alternative credit support. In the Letter Agreement, the Company and Williams Energy acknowledged that the posting of such alternative credit support and Williams Energy's agreement and performance of the requirements of (a), (b), and (c) as set forth in the immediately preceding sentence, would be in full satisfaction of Williams Energy's obligations contained in Section 18.3 of the Power Purchase Agreement. In the Letter Agreement, the Company and Williams Energy expressly agreed that the posting of the Prepayment or any alternative credit support either now or in the future or any other terms set forth in the Letter Agreement, were not intended, and did not modify, alter, or amend in any way, the terms and conditions or relieve The Williams Company, Inc. from any obligations it has under its guaranty of the payment obligations of Williams Energy under the Power Purchase Agreement. The guaranty remains in full force and effect, and the Company retains all of its rights and remedies provided by that guaranty.

     Under the terms of the Letter Agreement, the Company is obligated to return the Prepayment to Williams Energy upon the earlier of (i) The Williams Companies, Inc. regaining its investment grade rating or Williams Energy providing a substitute guaranty of investment grade rating; (ii) the beginning of Contract Year 20; or (iii) the posting of alternative credit support by Williams Energy as set forth below. In the case of items (i) and (iii) above, except to the extent, in the case of item (iii), Williams Energy elects to have all or a portion of the Prepayment make up a combination of the alternative credit support required to be posted pursuant to Section 18.3(b) of the Power Purchase Agreement, Williams Energy shall have the right to recoup the Prepayment by set-off of any and all amounts owing to the Company under the Power Purchase Agreement beginning no earlier than the June in the calendar year after the occurrence of item (i) or (iii) and continuing thereafter until the Prepayment has been fully recovered. In the case of item (ii) above, Williams Energy shall have the right to immediately set-off all amounts owing to the Company under the Power Purchase Agreement after the occurrence of item
(ii) and continuing thereafter until the Prepayment has been fully recovered. Except to the extent Williams Energy elects to include the Prepayment as part of the alternative credit support, the amount of alternative credit support posted by Williams Energy pursuant to the Letter Agreement shall be initially reduced by the amount of the Prepayment, and Williams Energy shall thereafter increase the alternative credit support proportionately as Williams Energy recoups the Prepayment set-off on the payment due date of amounts owing to the Company.

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

     Williams Energy made the Prepayment on November 14, 2002 and provided an additional $25 million of cash to the Company on January 6, 2003 as the alternative credit support. As allowed by the Letter Agreement, Williams has elected to have the $10 million Prepayment included as part of the alternative credit support. In the event that Williams regains and maintains its investment grade status, provides a substitute guaranty of investment grade rating, or posts a letter of credit, we will be required to return the $35 million alternative credit support to Williams Energy in accordance with the terms of the Letter Agreement as described above.

     Concentration of Credit Risk -Williams Energy is currently the Company's sole customer for purchases of capacity, ancillary services, and energy and the Company's sole source for fuel. Williams Energy's payments under the Power Purchase Agreement are expected to provide all of the Company's operating revenues during the term of the Power Purchase Agreement. It is unlikely that the Company would be able to find another purchaser or fuel source on similar terms for the Facility if Williams Energy were not performing under the Power Purchase Agreement. Any material failure by Williams Energy to make capacity and fuel conversion payments or to supply fuel under the Power Purchase Agreement would have a severe impact on the Company's operations.

8.   COMMITMENTS AND CONTINGENCIES

     Construction Agreement - The Company entered into an Agreement for Engineering, Procurement and Construction services, dated as of October 15, 1999, between the Company and WGI (as the successor contractor), as amended for the design, engineering, procurement, site preparation and clearing, civil works, construction, start-up, training and testing and to provide all materials and equipment (excluding operational spare parts), machinery, tools, construction fuels, chemicals and utilities, labor, transportation, administration and other services and items (collectively and separately, the services) of the Facility. Under a guaranty in the Company's favor, effective as of October 15, 1999, all of the WGI's obligations under the construction agreement are irrevocably and unconditionally guaranteed by Raytheon. In 2001, as a result of WGI's bankruptcy filing the Company made a demand on Raytheon to perform its obligations under the Raytheon guarantee and WGI, Raytheon and the Company entered into agreements pursuant to which Raytheon became responsible for the construction of the Facility.

     On August 11, 2002, the Company and Raytheon entered into a settlement agreement in which Raytheon was granted provisional acceptance. In return for provisional acceptance, Raytheon agreed to perform work identified in the punch list provided as part of the agreement. Raytheon was also required to pay a $5 million settlement fee minus outstanding milestones and change-orders for a net payment to the Company of $2.37 million. This amount was recorded as a reduction in the cost of the Facility. Raytheon must now perform certain agreed upon completion items in order to obtain final acceptance. On March 8, 2003, the Company entered into a letter agreement with Raytheon pursuant to which the Company granted Raytheon an extension of the guaranteed final acceptance date from April 1, 2003 to June 30, 2003.

     Maintenance Services - Pursuant to a maintenance services agreement dated December 5, 1999, Siemens Westinghouse is to provide the Company, with specific combustion turbine maintenance services and spare parts for twelve maintenance periods or until December 8, 2015. As of December 31, 2002, the Company has received approximately $10.5 million in rotable spare parts under this agreement. The fees assessed by Siemens Westinghouse will be based on the number of Equivalent Base Load Hours accumulated by the applicable Combustion Turbine as adjusted for inflation. These fees are capitalized to the Facility when paid and expensed as maintenance occurs. This amount is recorded as spare parts inventory and a long-term liability in the accompanying 2002 balance sheet. For financial reporting purposes the payments made to Siemens Westinghouse are netted with the liabilities under the spare-parts agreement in the accompanying 2002 balance sheet.

     Water Supply and Water Supply Pipeline - The Company has entered into a contract with the Borough of Sayreville (the "Borough") by which the Borough will provide untreated water to the Company. The contract has a term of 30 years with an option to extend for up to four additional five-year terms. The Company is contractually committed to a minimum annual payment of $300,000.

     The Borough of Sayreville is in the final stages of design and approval of the Lagoon Water Pipeline, Lagoon Pumping Station, and Sayreville Interconnection Number 2. The Company is responsible for selection of a contractor and for payment of all costs. The pipeline construction has been completed. The construction contract for the Pumping Station was awarded and is completed. Start up and commissioning of this system started May 1, 2002. The cost of the pipeline and pumping station are estimated to be approximately $678,000 and $1.64 million, respectively. The Company has paid the pipeline project in full, and as of December 31, 2002, had paid approximately $1.6 million towards the pumping station.

     Interconnection Agreement (GPU) - The Company has entered into an interconnection agreement with Jersey Central Power & Light Company d/b/a GPU Energy (GPU) to transmit the electricity generated by the Facility to the transmission grid so that it may be sold as prescribed under the PPA. The agreement is in effect for the life of the Facility, yet may be terminated by mutual consent of both GPU and the Company under certain circumstances as detailed in the agreement. Costs associated with the agreement are based on electricity transmitted via GPU at a variable price and the PJM (Pennsylvania/New Jersey/Maryland) Tariff as charged by GPU, which is comprised of both service cost and asset recovery cost, as determined by GPU and approved by the Federal Energy Regulatory Committee. On June 22, 2001, FERC approved the Company's Market - Based Tariff petition. The Company has been importing electricity from the transmission system to support commissioning of the facility since July 2001 and the interconnection facilities have exported power to the transmission system since that time.

     Interconnection Installation Agreement (GPU) - The Company entered into an interconnection agreement with GPU on April 27, 1999 to design, furnish install and own certain facilities required to interconnect the Company with the transmission system. Under the terms of this agreement, GPU will provide all labor, supervision, materials and equipment necessary to perform the interconnection installation. The cost of these interconnection facilities is approximately $5.3 million. The Company had paid $5.1 million and $1.5 million to GPU for these facilities as of December 31, 2002 and 2001, respectively.

     Interconnection Services Agreement (PJM) - The Company entered into an interconnection agreement with the Independent System Operator (ISO) of the PJM Control Area on December 24, 2001, as required under the PJM Open Access Transmission Tariff. This agreement includes specifications for each generating unit that will be interconnected to the Transmission System, confirms Capacity Interconnection Rights and includes the Company's agreement to abide by all rules and procedures pertaining to generation in the PJM Control Area.

     Gas Interconnection - Williams is responsible for the construction of all natural gas interconnection facilities necessary for the delivery of natural gas to the Company's natural gas delivery point. This includes metering equipment, valves and piping. Upon the expiration of the PPA or termination of the PPA, the Company has the right to purchase the natural gas interconnection facilities from Williams. As of August 10, 2001, the interconnection facilities have been constructed by Public Service Electric & Gas for Williams and these facilities have been delivering gas to the Facility since August 8, 2001.

     Williams Energy Arbitration - The Company has entered into arbitration with Williams Energy to resolve certain disputes regarding the date of commercial operation and the proper interpretation of certain provisions of the Power Purchase Agreement relating to the amounts claimed by the Company to be payable by Williams Energy. During the year ended December 31, 2002, Williams Energy has withheld or offset from amounts invoiced by the Company amounts that Williams Energy believes were improperly invoiced based on Williams Energy's interpretation of the Power Purchase Agreement. The Company has entered into arbitration to settle the dispute over the commercial operation date and the proper interpretation of certain provisions of the Power Purchase Agreement and expect to resolve the dispute in the second quarter of 2003. The arbitration relates to disputed amounts of approximately $7.6 million, which includes a $594,000 payment extension option dispute and a $7.0 million commercial operation start date dispute. The Company is also disputing $392,000 of merchant price and gas testing charges with Williams Energy although this is not currently part of the arbitration. While the Company believes that its interpretation of the Power Purchase Agreement is correct, the Company cannot predict the outcome of these matters.

9.   RELATED PARTY TRANSACTIONS

     Effective March 2000, the Company entered into a 32-year development and construction management agreement with AES Sayreville, L.L.C. ("Sayreville"), another wholly owned subsidiary of Red Oak, to provide certain support services required by the Company for the development and construction of the Facility. Under this agreement Sayreville has also provided operations management services for the Plant since the commencement of commercial operation. Minimum amounts payable under the contract during the construction period were $125,000 per month. Since commercial operation was achieved, payments for operations management services have been approximately $375,000 per quarter.

     During the construction period, the construction management fees have been paid to Sayreville from the investment balances or from equity funding. For the years ended December 31, 2002 and 2001, and the period from March 15, 2000 (inception) through December 31, 2000, $1 million, $1.5 million and $1.25 million, in construction management fees were incurred and charged to construction in progress, respectively. As of December 31, 2002, $80,000 was payable to Sayreville. AES will continue to supply Sayreville with the personnel, operational and maintenance services necessary to carry out its obligations to the Company.

     The Company had accounts receivable from affiliates of $309,000 and $125,000 as of December 31, 2002 and 2001, respectively. The Company had accounts payable to its parent and affiliates of $18,000 and $82,000 as of December 31, 2002 and 2001, respectively. Accounts receivable from affiliates generally represents charges for certain projects that the Company has paid for and invoiced to its affiliates. Accounts payable to parent and affiliates represent general amounts owed to the Company's parent and affiliates for shared services.

10.  PROJECT COST

     The total cost of the construction of the Company's facility is estimated to be approximately $454.74 million, up from an original cost of $439.8 million, which has and will continue to be financed by the proceeds from the Company's sale of the senior secured bonds ($384 million), equity subscription agreement contributions ($55.75 million), cash flow from liquidated damages ($14 million), and the additional equity contribution from AES of $986,000. The increase in the estimated cost of the facility was caused by construction delays which delayed provisional acceptance beyond the guaranteed provisional acceptance date of February 14, 2002.

11.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair values of the Company's financial instruments have been determined using available market information. The estimates are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

     The fair value of the Company's restricted investments approximates their carrying value. The Bonds had a carrying amount of $381.6 million and $384 million at December 31, 2002 and 2001, respectively. The Bonds had a fair value of approximately $261 million and $389.7 million, respectively, at December 31, 2002 and 2001.

12.  SEGMENT INFORMATION

     Under the provisions of Statement of Financial Accounting Standards No. 131, Disclosure About Segments of an Enterprise and Related Information, the Company's business is expected to be operated as one reportable segment, with operating income or loss being the measure of performance evaluated by the chief operating decision maker. As described in Notes 1 and 6, the Company's primary customer is Williams, which is expected to provide all of the revenues of the Company during the term of the PPA.

13.  SUBSEQUENT EVENTS

     As discussed in Note 7, on January 6, 2003, Williams Energy provided $25 million of cash to the Company as alternative credit support in accordance with Letter Agreement. As allowed by the Letter Agreement, Williams Energy has elected to have the $10 million Prepayment included as part of the alternative credit support. In the event that The Williams Companies, Inc. regains and maintains its investment grade status, provides a substitute guaranty of Investment Grade rating, or posts a letter of credit, the Company will be required to return the $35 million alternative credit support to Williams Energy in accordance with the terms of the Letter Agreement as described in
Note 7. As of March 7, 2003, the Company had cash balances of approximately $28.9 million.

     On March 8, 2003, the Company entered into a letter agreement with Raytheon pursuant to which the Company granted Raytheon a free extension of the guaranteed final acceptance date from April 1, 2003 to June 30, 2003. Raytheon now must perform certain agreed upon completion items in order to obtain final acceptance.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table summarizes the unaudited quarterly statements of operations for the Company for 2002. We recognize our commercial operation date as September 1, 2002, therefore 30 days of the quarter ended September 31, 2002 included operations and 62 days represented the development stage. Our commercial operation date is currently in dispute. See Notes 7 and 8 to the consolidated financial statements.

                                                                            AES Red Oak, LLC
                                                  Quarter Ended      Quarter Ended
                                                   December 31,      September 30,      Quarter Ended      Quarter Ended
                                                       2002              2002           June 30, 2002      March 31, 2002
                                                  -------------      -------------      -------------      --------------
                                                                          (dollars in thousands)
OPERATING REVENUES
     Energy .................................     $      11,184      $      15,060      $          --      $          --
OPERATING EXPENSES
     Operating expenses .....................            (6,616)            (9,884)                --                 --
General and administrative costs ............                62               (208)              (134)               (22)
                                                  -------------      -------------      -------------      -------------
     Total Operating Expense ................            (6,554)           (10,092)              (134)               (22)
                                                  -------------      -------------      -------------      -------------
OPERATING INCOME ............................             4,630              4,968               (134)               (22)

OTHER INCOME/EXPENSE
     Interest income ........................                30                 34                 36                 25
     Interest expense .......................            (8,589)            (4,310)              (183)               (81)
     Other income ...........................               618                339                 --                 --
     Liquidated damages received ............             1,810                 --                 --                 --
     Other expense ..........................              (379)                --                 --                 --
     Liquidated damages paid ................            (1,810)                --                 --                 --
                                                  -------------      -------------      -------------      -------------
     Total Other Income/Expenses ............            (8,320)            (3,937)              (147)               (56)
                                                  -------------      -------------      -------------      -------------
NET INCOME ..................................     $      (3,690)     $       1,031      $        (281)     $         (78)
                                                  =============      =============      =============      =============

                                                                            AES Red Oak, LLC
                                                  Quarter Ended      Quarter Ended
                                                   December 31,      September 30,      Quarter Ended      Quarter Ended
                                                       2001              2001           June 30, 2001      March 31, 2001
                                                  -------------      -------------      -------------      --------------
                                                                          (dollars in thousands)
OPERATING REVENUES
     Energy .................................     $          --      $          --      $          --      $          --
OPERATING EXPENSES
     Operating expenses .....................                --                 --                 --                 --
     General and administrative costs .......               (11)               (35)               (13)                (9)
                                                  -------------      -------------      -------------      -------------
     Total Operating Expense ................               (11)               (35)               (13)                (9)
                                                  -------------      -------------      -------------      -------------
OPERATING INCOME ............................               (11)               (35)               (13)                (9)

OTHER INCOME/EXPENSE
     Interest income ........................               250                543                602                260
     Interest expense .......................              (688)            (1,326)            (1,226)              (352)
     Other income ...........................                --                 --                 --                 --
     Other expense ..........................                --                 --                 --                 --
                                                  -------------      -------------      -------------      -------------
     Total Other Income/Expenses ............              (438)              (783)              (624)               (92)
                                                  -------------      -------------      -------------      -------------
NET INCOME ..................................     $        (449)     $        (818)     $        (637)     $        (101)
                                                  =============      =============      =============      =============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Not applicable pursuant to General Instruction I of Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

     Not applicable pursuant to General Instruction I of the Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Not applicable pursuant to General Instruction I of the Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not applicable pursuant to General Instruction I of the Form 10-K.

ITEM 14. CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures. Our President and our Chief Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14c) as of a date (the "Evaluation Date") within 90 days before the filing date of this annual report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that material information relating to us is recorded, processed, summarized, and reported in a timely manner.

     Changes in Internal Controls. There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect such controls subsequent to the Evaluation Date.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     a)   The following documents are filed as part of this report:

          1.   Consolidated Financial Statements Filed:
               Please refer to Item 8 - Consolidated Financial Statement and Supplementary Data.

          2.   Consolidated Financial Statement Schedules Filed:
               Please refer to Item 8 - Consolidated Financial Statement and Supplementary Data.

          3.   Exhibits Filed:

Unless otherwise indicated, all exhibits to this Form 10-K are incorporated herein by reference from the identically numbered exhibit of AES Red Oak, L.L.C.'s Registration Statement of Form S-4 (333-40478).

      Exhibit
      Number                           Description
   -------------  -------------------------------------------------------------
        3 Amended and Restated Limited Liability Company Agreement, dated as of November 23, 1999, of AES Red Oak, L.L.C.

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

        4.7 Equity Subscription Agreement, dated as of March 1, 2000, by and among AES Red Oak, L.L.C., AES Red Oak, Inc. and the Collateral Agent.

        4.8 Working Capital Agreement, dated as of March 1, 2000, by and among AES Red Oak, L.L.C., Working Capital Provider, and the Banks named therein.

        4.9 Security Agreement, dated as of March 1, 2000, by and between AES Red Oak, L.L.C. and the Collateral Agent.

      Exhibit
      Number                           Description
   -------------  -------------------------------------------------------------
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

      Exhibit
      Number                           Description
   -------------  -------------------------------------------------------------
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

      Exhibit
      Number                           Description
   -------------  -------------------------------------------------------------
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

        10.26** Letter Agreement, dated November 7, 2002, between AES Red Oak, L.L.C. and Williams Energy Marketing & Trading Company.

        10.27* Letter Agreement, dated March 5, 2003 between AES Red Oak, L.L.C. and Raytheon Company.

        12*       Computation of Ratios of Earnings (Deficiency) to Fixed
                  Charges.

        21*       Subsidiary of the Registrant.

------------------
*    Filed herewith.
** Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2002 and incorporated by reference herein.

     b)   Reports on Form 8-K

               No Current Reports on Form 8-K were filed by the registrant during the fourth quarter of the fiscal year ended December 31, 2002.

    Supplementary Information to be Furnished With Reports filed Pursuant to
       Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

     No annual report or proxy materials have been sent to security holders during the fiscal year ended December 31, 2002. No annual report or proxy materials will be sent to security holders subsequent to the filing of this annual report on Form 10-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         AES RED OAK, L.L.C.


                                                 /s/ A.W. Bergeron
                                                 ------------------------------
                                         By:     A.W. Bergeron
                                         Title:  President

                                                 /s/ Michael Romaniw
                                                 ------------------------------
                                         By:     Michael Romaniw
                                         Title:  Chief Financial Officer

                                                 /s/ William R. Baykowski
                                                 ------------------------------
                                         By:     William R. Baykowski
                                         Title:  Principal Accounting Officer

     Date:

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                 Title                Date
---------                                 -----                ----

/s/ Barry Sharp
---------------------------------
Barry Sharp                               Director             March 31, 2003

/s/ John Ruggirello
---------------------------------
John Ruggirello                           Director             March 31, 2003

/s/ Edward Hall
---------------------------------
Edward Hall                               Director             March 31, 2003

                                 CERTIFICATIONS

I, A.W. Bergeron, certify that:

1. I have reviewed this annual report on Form 10-K of AES Red Oak, LLC;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 31, 2003

                                        /s/ A.W. Bergeron
                                        -----------------------------
                                        A.W. Bergeron
                                        President

I, Michael Romaniw, certify that:

1. I have reviewed this annual report on Form 10-K of AES Red Oak, LLC;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 31, 2003

                                   /s/ Michael Romaniw
                                   ------------------------------
                                   Michael Romaniw
                                   Chief Financial Officer