Form 10-Q
period 2003-03-31
AES RED OAK LLC
filed 2003-05-15
CIK 1117445

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-Q
(Mark One)

     /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2003

     /_/ TRANSITION REPORT PURSUANT OR TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from _____ to _____


                        Commission file number 333-40478

                              AES RED OAK, L.L.C.
             (Exact name of registrant as specified in its charter)

            Delaware                                            54-1889658
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)


                     832 Red Oak Lane, Sayreville, NJ 08872
                                 (732) 238-1462
               (Address of principal executive offices, zip code)
                    (Telephone number, Including Area Code)


         Registrant is a wholly owned subsidiary of The AES Corporation. Registrant meets the conditions set forth in General Instruction H(I)(a) and
(b) of Form 10-Q and is filing the Quarterly Report on form 10-Q with the reduced disclosure format authorized by General Instruction H.

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes /X/   No /_/

         Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes /_/   No /X/

================================================================================

                              AES RED OAK, L.L.C.
                               TABLE OF CONTENTS


                                                                        Page No.
                                                                        --------

PART I.     FINANCIAL INFORMATION ..........................................  1

Item 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) ........  1

            Condensed Consolidated Statements of Operations, Three
              Months Ended March 31, 2003 and 2002 .........................  1

            Condensed Consolidated Balance Sheets, as of March 31, 2003
              and December 31, 2002 ........................................  2

            Condensed Consolidated Statement of Changes in Member's
              Capital (Deficit) for the Period from December 31, 2002
              through March 31, 2003 .......................................  3

            Condensed Consolidated Statements of Cash Flows for the
              Three Months Ended March 31, 2003 and 2002 ...................  4

            Notes to Condensed Consolidated Financial Statements ...........  5

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS ............................ 13

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ..... 21

Item 4.     CONTROLS AND PROCEDURES ........................................ 21

PART II.    OTHER INFORMATION .............................................. 21

Item 1.     LEGAL PROCEEDINGS .............................................. 21

Item 2.     CHANGES IN SECURTIES AND USE OF PROCEEDS ....................... 21

Item 3.     DEFAULTS UPON SENIOR SECURITIES ................................ 21

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ............ 21

Item 5.     OTHER INFORMATION .............................................. 22

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K ............................... 23

Signatures ................................................................. 24

Certifications ............................................................. 25

PART I. FINANCIAL INFORMATION

Item 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                       AES RED OAK, L.L.C. AND SUBSIDIARY
           AN INDERECT, WHOLLY OWNED SUBSIDIARY OF THE AES CORPORATION
                Condensed Consolidated Statements of Operations,
                   Three Months Ended March 31, 2003 and 2002
                             (dollars in thousands)


                                                         Three Months
                                                            Ended
                                                           March 31
                                                    ----------------------
                                                      2003           2002
                                                    ----------------------
OPERATING REVENUES
     Energy....................................     $ 11,021      $    --

OPERATING EXPENSES
     Fuel costs................................        (635)           --
     Fuel conversion volume rebate.............      (1,603)           --
     Corporate management fees.................        (399)           --
     Other operating expenses..................      (2,049)           --
     Depreciation expense......................      (2,896)           --
     General  and administrative costs.........         (63)          (22)
                                                    --------      --------
         Total operating expenses..............      (7,645)          (22)
                                                    --------      --------
     Operating income (loss)...................       3,376           (22)
                                                    --------      --------

OTHER INCOME (EXPENSE)
     Interest income...........................     $   77        $    25
     Other income..............................         603            --
     Interest expense..........................      (8,614)          (81)
     Other expense.............................        (251)           --
                                                    --------      --------
         Total other income (expense)..........      (8,185)           (56)
                                                    --------      --------
NET LOSS.......................................     $(4,809)      $    (78)
                                                    ========      ========

           See notes to condensed consolidated financial statements.

                       AES RED OAK, L.L.C. AND SUBSIDIARY
          AN INDIRECT, WHOLLY OWNED SUBSIDIARY OF THE AES CORPORATION
                     Condensed Consolidated Balance Sheets,
                      March 31, 2003 and December 31, 2002
                  (dollars in thousands, except share amounts)

                                                                                          March 31,       December 31,
                                                                                             2003             2002
                                                                                         ------------   ----------------
ASSETS:
Current Assets:
Cash................................................................................     $         29   $         23
Restricted cash at cost, which approximates market value............................           29,308          7,749
Receivables.........................................................................            8,293          8,442
Receivable from affiliate...........................................................              343            309
Prepaid expenses....................................................................              293            230
                                                                                         ------------   ------------
     Total current assets...........................................................           38,266         16,753

Land................................................................................            4,240          4,240
Construction in progress............................................................               --            344
Property, plant, and equipment - net of accumulated depreciation of $7,334 and
   $4,438, respectively.............................................................          405,277        406,815
Deferred financing costs - net of accumulated amortization of $2,518 and $2,315,
   respectively.....................................................................           16,187         16,390
Spare parts inventory...............................................................           10,500         10,500
Other assets........................................................................              172            141
                                                                                         ------------   ------------
     Total assets...................................................................     $    474,642   $    455,183
                                                                                         ============   ============

LIABILITIES AND MEMBER'S CAPITAL:

Current Liabilities:
Accounts payable....................................................................     $        831  $       1,175
Accrued liabilities.................................................................            1,613          1,516
Accrued interest....................................................................            2,804          2,804
Payable to affiliate................................................................               --             18
Bonds payable-current portion.......................................................            6,144          6,219
Other current liabilities...........................................................           35,000         10,000
                                                                                         ------------   ------------
     Total current liabilities......................................................           46,392         21,732
Bonds payable - non current portion.................................................          374,969        375,361
Liabilities under spare parts agreement.............................................            9,325          9,325
                                                                                         ------------   ------------
     Total liabilities..............................................................     $    430,686   $    406,418
                                                                                         ============   ============

Member's capital:
Common stock, $1 par value-10 shares authorized, none issued or outstanding.........     $         --   $         --
Contributed capital.................................................................           56,736         56,736
Member's deficit....................................................................          (12,780)        (7,971)
                                                                                         ------------   ------------
     Total member's capital ........................................................           43,956         48,765
                                                                                         ------------   ------------

         Total liabilities and member's capital.....................................     $    474,642   $    455,183
                                                                                         ============   ============


           See notes to condensed consolidated financial statements.

                       AES RED OAK, L.L.C. AND SUBSIDIARY
          AN INDIRECT, WHOLLY OWNED SUBSIDIARY OF THE AES CORPORATION Condensed Consolidated Statement of Changes in Member's Capital (Deficit)
              Period from December 31, 2002 through March 31, 2003
                             (dollars in thousands)

                                                                    Common Stock
                                                                  ------------------
                                                                                        Additional
                                                                                          Paid-in       Accumulated
                                                                  Shares      Amount      Capital         Deficit          Total
                                                                  ------      ------    ----------      -----------       -------
  BALANCE DECEMBER 31, 2002..................................        --         $--        $56,736         $(7,971)       $48,765
                                                                  ------      ------    ----------      -----------       -------
  Contributed capital........................................        --         --              --               --            --
  Net loss...................................................        --         --              --          (4,809)        (4,809)
                                                                  ------      ------    ----------      -----------       -------
  BALANCE March 31, 2003.....................................        --         $--        $56,736        $(12,780)       $43,956
                                                                  ======      ======    ==========      ===========       =======

           See notes to condensed consolidated financial statements.

                       AES RED OAK, L.L.C. AND SUBSIDIARY
          AN INDIRECT, WHOLLY OWNED SUBSIDIARY OF THE AES CORPORATION Condensed Consolidated Statements of Cash Flows for the Three Months Ended
                            March 31, 2003 and 2002
                             (dollars in thousands)

                                                                                                                Three months
                                                                                                                   Ended
                                                                                                                  March 31
                                                                                                         --------------------------
                                                                                                              2003          2002
                                                                                                         -------------   -----------
  OPERATING ACTIVITIES:
  Net income (loss)...................................................................................        $  (4,809)  $     (78)
  Amortization of deferred financing costs............................................................              203         204
  Depreciation........................................................................................            2,896          --
  Change in:
  Accrued liabilities.................................................................................               97         173
  Receivables.........................................................................................              149          --
  Receivable -- from affiliate........................................................................              (34)      1,748
  Other assets........................................................................................              (31)         --
  Payable to affiliate................................................................................              (18)     (1,573)
  Prepaid expenses....................................................................................              (63)         --
  Accounts payable....................................................................................             (344)        116
                                                                                                               ---------  ---------
  Net cash (used in) provided by operating activities.................................................         $ (1,954)  $     590
                                                                                                               =========  =========
  INVESTING ACTIVITIES:
  Payments for construction in progress...............................................................               --     (15,061)
  Retainage payable...................................................................................               --     (28,453)
  Purchases of property, plant, and equipment.........................................................           (1,014)
  Restricted cash.....................................................................................          (21,559)        196
                                                                                                               ---------  ---------
  Net cash used in investing activities...............................................................         $(22,573)  $(43,318)
                                                                                                               =========  =========
  FINANCING ACTIVITIES:
  Payment of principal on bonds payable...............................................................             (467)         --
  Other liabilities...................................................................................           25,000          --
  Contribution from parent............................................................................               --      42,700
                                                                                                               ---------  ---------
  Net cash provided by financing activities...........................................................         $ 24,533    $ 42,700
                                                                                                               =========  =========


  NET  INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...............................................         $      6    $    (28)
                                                                                                               =========  =========

  CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD......................................................         $     23    $     48
  CASH AND CASH EQUIVALENTS, END OF PERIOD............................................................         $     29    $     20
                                                                                                               =========  =========

  SUPPLEMENTAL DISCLOSURE:
  Interest paid (net of amounts capitalized)..........................................................         $  8,614    $     81
                                                                                                               =========  =========

  Transfer of construction in progress to property, plant and equipment ..............................         $    344    $     --
                                                                                                               =========  =========

           See notes to condensed consolidated financial statements.

                       AES RED OAK, L.L.C. AND SUBSIDIARY
          AN INDIRECT, WHOLLY OWNED SUBSIDIARY OF THE AES CORPORATION
              Notes to Condensed Consolidated Financial Statements

1.   ORGANIZATION

     AES Red Oak, L.L.C. (the "Company") was formed on September 13, 1998, in the State of Delaware, to develop, construct, own and operate an 830-megawatt
(MW) gas-fired, combined cycle electric generating facility (the "Facility") in the Borough of Sayreville, Middlesex County, New Jersey. The Company was considered dormant until March 15, 2000 (hereinafter, "inception"), at which time it consummated a project financing and certain related agreements. On March 15, 2000, the Company issued $384 million in senior secured bonds for the purpose of providing financing for the construction of the Facility and to fund, through the construction period, interest payments to the bondholders (see Note 3). In late September 2000, the Company consummated an exchange offer whereby the holders of the senior secured bonds exchanged their privately placed senior secured bonds for registered senior secured bonds.

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

     The Company is a wholly owned subsidiary of AES Red Oak, Inc. ("Red Oak"), which is a wholly-owned subsidiary of The AES Corporation ("AES"). Red Oak has no assets other than its ownership interests in the Company and AES Sayreville, L.L.C.. Red Oak has no operations and is not expected to have any operations. Red Oak's only income is distributions (if any) it receives from the Company and AES Sayreville, L.L.C. Pursuant to an equity subscription agreement, Red Oak agreed to contribute up to approximately $55.75 million to the Company to fund construction after the bond proceeds were fully utilized. All $55.75 million has been contributed. The Company does not have access to additional liquidity pursuant to this agreement as Red Oak has fulfilled its funding obligations thereunder. The equity that Red Oak provided to the Company was provided to Red Oak by AES, which owns all of the equity interests in Red Oak. AES files quarterly and annual audited reports with the Securities and Exchange Commission under the Securities Exchange Act of 1934, which are publicly available, but which do not constitute a part of, and are not incorporated into, this Form 10-Q.

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

2.   BASIS OF PRESENTATION

     In the Company's opinion, all adjustments necessary for a fair presentation of the unaudited results of operations for the interim periods presented herein are included. All such adjustments are accruals of a normal and recurring nature. Prior to the August 13, 2002 date of risk transfer, the Facility was under construction, and the Company was a development stage company. Accordingly, the results of operations and cash flows for the three months ended March 31, 2003 and 2002 are not comparable. Undue reliance should not be placed upon a period-by-period comparison. The results of operations for the three month periods presented herein are not necessarily indicative of the results of operations to be expected for the full year or future periods.

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

     Upon its expiration, or in the event that the Power Purchase Agreement is terminated prior to its 20-year term or Williams Energy otherwise fails to perform, the Company would seek to generate energy revenues from the sale of electric energy and capacity into the merchant market or under new short or long-term power purchase or similar agreements. Due to recent declines in pool prices, however, the Company would expect that even if it were successful in finding alternate revenue sources, any such alternate revenues would be substantially below the amounts that would have been otherwise payable pursuant to the Power Purchase Agreement. There can be no assurances as to whether such efforts would be successful.

     These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. The accompanying condensed consolidated financial statements are unaudited and they should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

3.   BONDS PAYABLE

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

     The senior secured bonds were issued in two series: 8.54% senior secured bonds due 2019 (the "2019 Bonds") in an aggregate principal amount of $224 million and 9.20% senior secured bonds due 2029 (the "2029 Bonds") in an aggregate principal amount of $160 million. Principal repayment of the 2019 Bonds commenced with the quarterly payment on August 31, 2002. Annual principal repayments on the Bonds are scheduled as follows:

 Year                                                         Annual Payment
 ----                                                         --------------

 2003 (remaining subsequent to March 31, 2003).........         $5.7 million
 2004..................................................         $5.2 million
 2005..................................................         $5.1 million
 2006..................................................         $7.1 million
 2007..................................................         $6.1 million
 Thereafter............................................       $351.9 million
                                                              --------------
 Total..................................................      $381.1 million
                                                              ==============

     Principal repayment dates on the 2019 Bonds are February 28, May 31, August 31, and November 30 of each year, with the final payment due November 30, 2019. Quarterly principal repayments commenced on August 31, 2002. Quarterly principal repayment of the 2029 Bonds does not commence until February 28, 2019. The Company made a principal payment of approximately $466,000 in February 2003.

4.   CONCENTRATION OF CREDIT RISK IN WILLIAMS ENERGY AND AFFILIATES

     Williams Energy is currently the Company's sole customer for purchases of capacity, ancillary services, and energy and its sole source for fuel. Williams Energy's payments under the Power Purchase Agreement are expected to provide all of the Company's operating revenues during the term of the Power Purchase Agreement. It is unlikely that the Company would be able to find another purchaser or fuel source on similar terms for its Facility if Williams Energy were not performing under the Power Purchase Agreement. Any material failure by Williams Energy to make capacity and fuel conversion payments or to supply fuel under the Power Purchase Agreement would have a severe impact on the Company's operations. The payment obligations of Williams Energy under the Power Purchase Agreement are guaranteed by The Williams Companies, Inc. The payment obligations of The Williams Companies, Inc. under the guaranty are capped at an amount equal to approximately $510 million. Beginning on January 1 of the first full year after the commercial operation date, this guaranty cap is to be reduced semiannually by a fixed amount which is based on the amortization of the company's senior secured bonds during the applicable semiannual period.

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

     The Company has entered into arbitration with Williams Energy to resolve certain disputes regarding the date of commercial operation and the proper interpretation of certain provisions of the Power Purchase Agreement relating to the amounts claimed by the Company to be payable by Williams Energy under the Power Purchase Agreement (see Note 6).

     Public Service Electric and Gas constructed, on behalf of Williams Energy, all natural gas interconnection facilities necessary for the delivery of natural gas to the Company's natural gas delivery point. This includes metering equipment, valves and piping. Upon the expiration of the PPA or termination of the PPA, the Company has the right to purchase the natural gas interconnection facilities from Williams.

     The Company has provided Williams Energy a letter of credit (the "PPA Letter of Credit") in an amount of $10 million to support the Company's obligations under the Power Purchase Agreement. The repayment obligations with respect to any drawings under the PPA Letter of Credit are a senior debt obligation of the Company.

     The payment obligations of Williams Energy under the PPA are guaranteed by The Williams Companies, Inc. The payment obligations of The Williams Companies, Inc. under the guaranty are capped at an amount equal to approximately $510 million. Beginning on January 1 of the first full year after the commercial operation date, this guaranty cap is to be reduced semiannually by a fixed amount which is based on the amortization of our senior secured bonds during the applicable semiannual period.

     Pursuant to Section 18.3 of the Power Purchase Agreement, in the event that Standard & Poor's "(S&P)" or Moody's rates the long-term senior unsecured debt of The Williams Companies, Inc. lower than investment grade, The Williams Companies, Inc. is required to supplement The Williams Companies, Inc. guarantee with additional alternative security that is acceptable to the Company within 90 days after the loss of such investment grade rating. According to published sources, on July 23, 2002, S&P lowered the long-term senior unsecured debt rating of The Williams Companies, Inc. to "BB" from "BBB-" and further lowered such rating to "B" on July 25, 2002. According to published sources, on July 24, 2002, Moody's lowered the long-term senior unsecured debt rating of The Williams Companies, Inc. to "B1" from "Baa3" and further lowered such rating on November 22, 2002 to "Caa1." Accordingly, The Williams Companies, Inc.'s long term senior unsecured debt is currently rated below investment grade by both S&P and Moody's.

     Due to the downgrade of The Williams Companies, Inc. to below investment grade, the Company and Williams Energy entered into a letter agreement dated November 7, 2002 (the "Letter Agreement"), under which Williams Energy agreed to (a) provide the Company a prepayment of $10 million within five business days after execution of the Letter Agreement (the "Prepayment"); (b) provide the Company alternative credit support equal to $35 million on or before January 6, 2003 in any of the following forms (i) cash, (ii) letter(s) of credit with the Company as the sole beneficiary substantially in the form of the PPA Letter of Credit, unless mutually agreed to otherwise, or (iii) a direct obligation of the United States Government delivered to a custodial securities account as designated by the Company with a maturity of not more than three years; and (c) replenish any portion of the alternative credit support that is drawn, reduced, cashed, or redeemed, at any time, with an equal amount of alternative credit support. In the Letter Agreement, the Company and Williams Energy acknowledged that the posting of such alternative credit support and Williams Energy's agreement and performance of the requirements of
(a), (b), and (c) as set forth in the immediately preceding sentence, would be in full satisfaction of Williams Energy's obligations contained in Section 18.3 of the Power Purchase Agreement. In the Letter Agreement, the Company and Williams Energy expressly agreed that the posting of the Prepayment or any alternative credit support at any time or any other terms set forth in the Letter Agreement, were not intended, and did not modify, alter, or amend in any way, the terms and conditions or relieve The Williams Company, Inc. from any obligations it has under its guaranty of the payment obligations of Williams Energy under the Power Purchase Agreement. The guaranty remains in full force and effect, and the Company retains all of its rights and remedies provided by that guaranty.

     Under the terms of the Letter Agreement, the Company is obligated to return the Prepayment to Williams Energy upon the earlier of (i) The Williams Companies, Inc. regaining its investment grade rating or Williams Energy providing a substitute guaranty of investment grade rating;
(ii) the beginning of Contract Year 20; or (iii) the posting of alternative credit support by Williams Energy as set forth below. In the case of items (i) and (iii) above, except to the extent, in the case of item (iii), Williams Energy elects to have all or a portion of the Prepayment make up a combination of the alternative credit support required to be posted pursuant to Section 18.3(b) of the Power Purchase Agreement, Williams Energy shall have the right to recoup the Prepayment by set-off of any and all amounts owing to the Company under the Power Purchase Agreement beginning no earlier than June in the calendar year after the occurrence of item (i) or (iii) and continuing thereafter until the Prepayment has been fully recovered. In the case of item
(ii) above, Williams Energy shall have the right to immediately set-off all amounts owing to the Company under the Power Purchase Agreement after the occurrence of item (ii) and continuing thereafter until the Prepayment has been fully recovered. Except to the extent Williams Energy elects to include the Prepayment as part of the alternative credit support, the amount of alternative credit support posted by Williams Energy pursuant to the Letter Agreement shall be initially reduced by the amount of the Prepayment, and Williams Energy shall thereafter increase the alternative credit support proportionately as Williams Energy recoups the Prepayment set-off on the payment due date of amounts owing to the Company.

     If the Company does not return the Prepayment to Williams Energy as set forth in the preceding paragraph, then the Company shall be considered in default under the Letter Agreement and Williams Energy shall be entitled to enforce any or all of its contractual rights and remedies as set forth in the Power Purchase Agreement, including, but not limited to its right to draw on the Letter of Credit previously posted by the Company in favor of Williams Energy.

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

6.   COMMITMENTS AND CONTINGENCIES

     Williams Energy Arbitration - As discussed in Note 5, the Company has entered into arbitration with Williams Energy to resolve certain disputes regarding the date of commercial operation and the proper interpretation of certain provisions of the Power Purchase Agreement relating to the amounts claimed by the Company to be payable by Williams Energy. Williams Energy has withheld or offset from amounts invoiced by the Company amounts that Williams Energy believes were improperly invoiced based on Williams Energy's interpretation of the Power Purchase Agreement. The arbitration relates to disputed amounts of approximately $7.6 million, which includes a $594,000 payment extension option dispute and a $7.0 million commercial operation start date dispute. The Company is also disputing $392,000 of merchant price and gas testing charges with Williams Energy although this is not currently part of the arbitration. While the Company believes that its interpretation of the Power Purchase Agreement is correct, the Company cannot predict the outcome of these matters. The Company expects to resolve the disputes in the second quarter of 2003.

     Construction Agreement - The Company entered into an Agreement for Engineering, Procurement and Construction services, dated as of October 15, 1999, between the Company and WGI (as the successor contractor), as amended for the design, engineering, procurement, site preparation and clearing, civil works, construction, start-up, training and testing and to provide all materials and equipment (excluding operational spare parts), machinery, tools, construction fuels, chemicals and utilities, labor, transportation, administration and other services and items (collectively and separately, the "services") of the Facility. Under a guaranty in the Company's favor, effective as of October 15, 1999, all of the WGI's obligations under the construction agreement are irrevocably and unconditionally guaranteed by Raytheon. In 2001, as a result of WGI's bankruptcy filing, the Company made a demand on Raytheon to perform its obligations under the Raytheon guarantee and WGI, Raytheon and the Company entered into agreements pursuant to which Raytheon became responsible for the construction of the Facility. As discussed in Note 1, provisional acceptance has been granted and the Facility has commenced commercial operations, however, Raytheon must perform certain agreed upon completion items in order to obtain final acceptance. On March 8, 2003, the Company entered into a letter agreement with Raytheon pursuant to which the Company granted Raytheon an extension of the guaranteed final acceptance date from April 1, 2003 to June 30, 2003.

     Maintenance Services - Pursuant to a maintenance services agreement dated December 5, 1999, Siemens Westinghouse is to provide the Company with specific combustion turbine maintenance services and spare parts for twelve maintenance periods or until December 8, 2015. As of March 31, 2003, the Company has received approximately $10.5 million in rotable spare parts under this agreement. The fees assessed by Siemens Westinghouse will be based on the number of Equivalent Base Load Hours accumulated by the applicable Combustion Turbine as adjusted for inflation. These fees are capitalized to the Facility when paid and expensed as maintenance occurs. This amount is recorded as spare parts inventory and a long-term liability in the accompanying balance sheets. For financial reporting purposes, the payments made to Siemens Westinghouse are netted with the liabilities under the spare-parts agreement in the accompanying balance sheets.

     Water Supply and Water Supply Pipeline - The Company has entered into a contract with the Borough of Sayreville (the "Borough") by which the Borough will provide untreated water to the Company. The contract has a term of 30 years with an option to extend for up to four additional five-year terms. The Company is contractually committed to a minimum annual payment of $300,000.

     The Borough of Sayreville is in the final stages of completion and approval of the Lagoon Water Pipeline, Lagoon Pumping Station, and Sayreville Interconnection Number 2. The Company is responsible for selection of a contractor and for payment of all costs. The pipeline construction has been completed. The construction contract for the Pumping Station was awarded and is completed. Start up and commissioning of this system started May 1, 2002. The cost of the pipeline and pumping station are estimated to be approximately $678,000 and $1.64 million, respectively. The Company has paid the pipeline project in full, and as of March 31, 2003, had paid approximately $1.6 million towards the pumping station.

     Interconnection Agreement (GPU) - The Company has entered into an interconnection agreement with Jersey Central Power & Light Company d/b/a GPU Energy ("GPU") to transmit the electricity generated by the Facility to the transmission grid so that it may be sold as prescribed under the PPA. The agreement is in effect for the life of the Facility, yet may be terminated by mutual consent of both GPU and the Company under certain circumstances as detailed in the agreement. Costs associated with the agreement are based on electricity transmitted via GPU at a variable price and the PJM (Pennsylvania/New Jersey/Maryland) Tariff as charged by GPU, which is comprised of both service cost and asset recovery cost, as determined by GPU and approved by the Federal Energy Regulatory Committee. On June 22, 2001, FERC approved the Company's Market - Based Tariff petition. The Company has been importing electricity from the transmission system to support commissioning of the Facility since July 2001 and the interconnection facilities have exported power to the transmission system since that time.

     Interconnection Installation Agreement (GPU) - The Company entered into an interconnection agreement with GPU on April 27, 1999 to design, furnish install and own certain facilities required to interconnect the Company with the transmission system. Under the terms of this agreement, GPU will provide all labor, supervision, materials and equipment necessary to perform the interconnection installation. The cost of these interconnection facilities is approximately $5.3 million. The Company had paid $5.1 million to GPU for these facilities as of March 31, 2003.

     Interconnection Services Agreement (PJM) - The Company entered into an interconnection agreement with the Independent System Operator ("ISO") of the PJM Control Area on December 24, 2001, as required under the PJM Open Access Transmission Tariff. This agreement includes specifications for each generating unit that will be interconnected to the Transmission System, confirms Capacity Interconnection Rights and includes the Company's agreement to abide by all rules and procedures pertaining to generation in the PJM Control Area.

7.   NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the FASB issued SFAS No. 143, entitled "Accounting for Asset Retirement Obligations." This standard is effective for fiscal years beginning after June 15, 2002 and provides accounting requirements for asset retirement obligations associated with long-lived assets. Under the Statement, the asset retirement obligation is recorded at fair value in the period in which it is incurred by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value in each subsequent period and the capitalized cost is depreciated over the useful life of the related asset. The adoption of this standard did not have a material effect on the Company's financial statements.

     In April 2002, the FASB issued SFAS No. 145, entitled "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition, SFAS No. 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. The statement also contains other nonsubstantive corrections to authoritative accounting literature. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. The adoption of this standard did not have a material effect on the Company's financial statements.

     In June 2002, the FASB issued SFAS No. 146, entitled "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force ("EITF") Issue No. 94-3. The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of a company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. The adoption of this standard did not have a material effect on the Company's financial statements.

     In April 2003, the FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS No. 149"). SFAS No. 149 amends and clarifies the accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The amendments set forth in SFAS No. 149 require that contracts with comparable characteristics be accounted for similarly. In particular, this statement clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative according to SFAS No. 133 and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. In addition, the statement amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and amends certain other existing pronouncements.

     The requirements of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The provisions of the statement that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. The Company is currently evaluating the impacts, if any, of SFAS No. 149 on its consolidated financial statements.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". This interpretation establishes new disclosure requirements for all guarantees, but the measurement criteria are applicable to guarantees issued and modified after December 31, 2002. The adoption of this interpretation did not have any immediate material effect on the Company's financial statements.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities". This interpretation is effective immediately for all enterprises with variable interests in variable interest entities created after January 31, 2003. FIN 46 provisions must be applied to variable interests in variable interest entities created before February 1, 2003 from the beginning of the third quarter of 2003. If an entity is determined to be a variable interest entity, it must be consolidated by the enterprise that absorbs the majority of the entity's expected losses if they occur and/or receives a majority of the entity's expected residual returns if they occur. If significant variable interests are held in a variable interest entity, the company must disclose the nature, purpose, size and activity of the variable interest entity and the company's maximum exposure to loss as a result of its involvement with the variable interest entity in all financial statements issued after January 31, 2003. The adoption of this interpretation did not have any material effect on the Company's financial statements.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

     Some of the statements in this Form 10-Q, as well as statements made by us in periodic press releases and other public communications, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Certain, but not necessarily all, of such forward- looking statements can be identified by the use of forward-looking terminology, such as "believes," "estimates," "plans," "projects," "expects," "may," "will," "should," "approximately," or "anticipates" or the negative thereof or other variations thereof or comparable terminology or by discussion of strategies, each of which involves risks and uncertainties. We have based these forward-looking statements on our current expectations and projections about future events based upon our knowledge of facts as of the date of this Form 10-Q and our assumptions about future events.

     All statements other than of historical facts included herein, including those regarding market trends, our financial position, business strategy, projected plans, and objectives of management for future operations, are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors outside of our control that may cause our actual results or performance to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These risks, uncertainties, and other factors include, among others, the following:

     o    unexpected problems relating to the performance of the Facility;

     o the financial condition of third parties on which we depend, including in particular Williams Energy, as the fuel supplier under the Power Purchase Agreement we entered into with Williams Energy for the sale of all electric energy and capacity produced by the Facility, as well as ancillary and fuel conversion services, and The Williams Companies Inc, as the guarantor of Williams Energy's performance under the Power Purchase Agreement;

     o the continued performance of Williams Energy (as guaranteed by The Williams Companies, Inc.) under the Power Purchase Agreement;

     o the ability of The Williams Companies, Inc. or its affiliates to avoid a default under the Power Purchase Agreement by continuing to maintain or provide adequate security to supplement their guarantee of Williams Energy's performance under the Power Purchase Agreement;

     o our ability to find a replacement power purchaser on favorable or reasonable terms, if necessary;

     o    the outcome of our pending arbitration with Williams Energy;

     o an adequate merchant market after the expiration, or in the event of termination, of the Power Purchase Agreement;

     o capital shortfalls and access to additional capital on reasonable terms, or in the event that the Power Purchase Agreement is terminated;

     o the possibility that Williams Energy will not request that we run or "dispatch" the Facility as provided under the Power Purchase Agreement;

     o    inadequate insurance coverage;

     o    unexpected expenses or lower than expected revenues;

     o    environmental and regulatory compliance;

     o terrorist acts and adverse reactions to United States anti-terrorism activities; and

     o    the additional factors that are unknown to us or beyond our control.

     We have no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise.

General

     We are a Delaware limited liability company formed on September 13, 1998 to develop, construct, own, operate and maintain our Facility. We were dormant until March 15, 2000, the date of the sale of our senior secured bonds. We obtained $384 million of project financing from the sale of the senior secured bonds. In late September 2000, we consummated an exchange offer whereby the holders of our senior secured bonds exchanged their privately placed senior secured bonds for registered senior secured bonds. The total cost of the construction of our Facility is estimated to be approximately $454 million, which has and will continue to be financed by the proceeds from our sale of the senior secured bonds, equity contributions, operating revenues and the amount of liquidated damages received from Raytheon through August 10, 2002, under the Construction Agreement, as described below.

     The facility reached provisional acceptance on August 11, 2002, risk transfer on August 13, 2002, and became commercially available under the Power Purchase Agreement on September 1, 2002. Williams Energy has disputed the September 1, 2002 commercial operation date and has informed the Company that it recognizes commercial availability of the Facility as of September 28, 2002. The Company expects to settle the dispute through arbitration during the second quarter of 2003. See "Part II- Item 1 - Legal Proceedings".

     Since achieving commercial operations, under the Power Purchase Agreement with Williams Energy, we are eligible to receive variable operations and maintenance payments, total fixed payments, energy exercise fee payments (each as defined in the Power Purchase Agreement) and other payments for the delivery of fuel conversion, capacity and ancillary services. Although Williams Energy has requested that we run the Facility or "dispatch" the Facility in May 2003, from September 28, 2002 to May 2003 Williams Energy did not request that we run the Facility or "dispatch" the facility to a significant degree and the minimum capacity payments provided for under the Power Purchase Agreement were our primary source of operating revenues. We have used these operating revenues, together with interim rebates received from Raytheon under the construction agreement, interest income from the investment of a portion of the proceeds from the sale of the senior secured bonds and the $10 million Prepayment from Williams Energy to fund our generation expenses and other operations and maintenance expenses.

     The following discussion presents certain financial information for the three months ended March 31, 2003 and 2002.

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

Operating Expenses

     Under an agreement with AES Sayreville, L.L.C., we are required to reimburse all operator costs on a monthly basis. Operator costs generally consist of all direct costs and overhead associated with running the Facility. Additionally, an operator fee of approximately $400,000, subject to annual adjustment, is payable on each bond payment date.

Performance Guarantees

Electrical Output

     Since the average net electrical output of the facility at provisional acceptance was less than the electrical output guarantee, Raytheon Company ("Raytheon") is required to pay us, as a rebate and not as liquidated damages, for each day during the interim period (the period from August 11, 2002 until the date of the next performance test), an amount equal to $0.22 per day for each kilowatt by which the average net electrical output was less than the electrical output guarantee. During performance testing, our output was calculated to be 13,370 kilowatts less than the electrical output guarantee. Accordingly, our daily rebate charge to Raytheon for this amount has been calculated at $2,941.40 per day.

     Upon final acceptance, if the average net electrical output of our facility during the completed performance test is less than the guarantee, then Raytheon must pay us, as a bonus, an amount equal to $520 for each kilowatt by which the average net electrical output is less than the guarantee.

Heat Rate Guarantees

     Since the average net heat rate of our facility at provisional acceptance exceeded the guaranteed amount, Raytheon is required to pay us, as a rebate and not as liquidated damages, for each day during the interim period, an amount equal to $46 per day for each BTU/KwH by which the measured net heat rate was greater than the guaranteed amount.

     Upon final acceptance, if the net heat rate of our facility during the completed performance test exceeds the guaranteed amount, then Raytheon must pay us, as a rebate, an amount equal to $110,000 for each BTU/KwH by which the measured heat rate is greater than the natural gas-based heat rate guarantee.

     For the three month period ended March 31, 2003, we have invoiced Raytheon approximately $603,378 in electrical output and heat rate rebates. As of March 31, 2003, Raytheon has paid in full the rebates invoiced.

Recent and New Accounting Pronouncements

     In July 2001, the FASB issued SFAS No. 143, entitled "Accounting for Asset Retirement Obligations." This standard is effective for fiscal years beginning after June 15, 2002 and provides accounting requirements for asset retirement obligations associated with long-lived assets. Under the Statement, the asset retirement obligation is recorded at fair value in the period in which it is incurred by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value in each subsequent period and the capitalized cost is depreciated over the useful life of the related asset. The adoption of this standard did not have a material effect on the Company's financial statements.

     In April 2002, the FASB issued SFAS No. 145, entitled "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition, SFAS No. 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. The statement also contains other nonsubstantive corrections to authoritative accounting literature. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. The adoption of this standard did not have a material effect on the Company's financial statements.

     In June 2002, the FASB issued SFAS No. 146, entitled "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force ("EITF") Issue No. 94-3. The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of a company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. The adoption of this standard did not have a material effect on the Company's financial statements.

     In April 2003, the FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS No. 149"). SFAS No. 149 amends and clarifies the accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The amendments set forth in SFAS No. 149 require that contracts with comparable characteristics be accounted for similarly. In particular, this statement clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative according to SFAS No. 133 and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. In addition, the statement amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and amends certain other existing pronouncements.

     The requirements of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The provisions of the statement that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. The Company is currently evaluating the impacts, if any, of SFAS No. 149 on its consolidated financial statements.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". This interpretation establishes new disclosure requirements for all guarantees, but the measurement criteria are applicable to guarantees issued and modified after December 31, 2002. The adoption of this interpretation did not have any immediate material effect on the Company's financial statements.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities". This interpretation is effective immediately for all enterprises with variable interests in variable interest entities created after January 31, 2003. FIN 46 provisions must be applied to variable interests in variable interest entities created before February 1, 2003 from the beginning of the third quarter of 2003. If an entity is determined to be a variable interest entity, it must be consolidated by the enterprise that absorbs the majority of the entity's expected losses if they occur and/or receives a majority of the entity's expected residual returns if they occur. If significant variable interests are held in a variable interest entity, the company must disclose the nature, purpose, size and activity of the variable interest entity and the company's maximum exposure to loss as a result of its involvement with the variable interest entity in all financial statements issued after January 31, 2003. The adoption of this interpretation did not have any material effect on the Company's financial statements.

Results of Operations

     Our Facility reached provisional acceptance on August 11, 2002, risk transfer on August 13, 2002 and reached commercial availability under the Power Purchase Agreement on September 1, 2002. Williams Energy has disputed this commercial operation date and has informed us that Williams Energy recognizes the commercially availability of the Facility on September 28, 2002. We expect to settle the dispute through arbitration during the second quarter of 2003. Prior to August 13, 2002, the Facility was under construction, and we were a development stage company. Accordingly, the results of operations, the financial condition, and cash flows for the three months ended March 31, 2003 and 2002 are not comparable.

     For the Three Months Ended March 31, 2003 and 2002

     Operating revenues for the three months ended March 31, 2003 were approximately $11.0 million. This amount consists of revenue generated in a PJM capacity test in the amount of $169 thousand in February 2003 and capacity sales under the Power Purchase Agreement.

     Operating expenses for the three months ended March 31, 2003 were approximately $7.6 million. Operating expenses consist of depreciation, fuel conversion volume rebate (see below), management fees and reimbursable operating and maintenance expenses paid to AES Sayreville, L.L.C., and gas purchased from Williams Energy for the PJM capacity test in the amount of $635,000 in February 2003.

     There were no operating revenues or significant operating expenses for the three months ended March 31, 2002, as the Facility was not operational.

     General and administrative costs for the three months ended March 31, 2003 were $63,000 compared to $22,000 for the comparable period of the prior calendar year. These costs did not directly relate to construction and are included as expenses in the statement of operations. The increase is due to the Facility being operational in the first quarter of 2003.

     Fuel Conversion Volume Rebate costs for the three months ended March 31, 2003 were $1.6 million compared to $0 for the comparable period for the prior calendar year. Fuel Conversion Volume Rebates represent a charge paid to Williams Energy under the Power Purchase Agreement based upon utilization of the Facility. The difference is due to the Facility being constructed and not in operation in first quarter of 2002.

     Total other income (expense) for the three months ended March 31, 2003 and 2002 was $(8.2) million and $(56,000) respectively, and is comprised of other income and expense and interest expense paid and interest income. Other income consists of interim rebates received by the Company from the EPC contractor for underperformance of the Facility. Other expense consists of fees paid to Dresdner Bank pursuant to our debt service letter of credit and reimbursement agreement and power purchase agreement letter of credit and reimbursement agreement.

     We had a net loss of $4.8 million for the three months ended March 31, 2003 compared to a net loss of $78,000 for the comparable period of the prior year.

Liquidity and Capital Resources

     Under the Power Purchase Agreement with Williams Energy we are eligible to receive variable operations and maintenance payments, total fixed payments, energy exercise payments (each as defined in the Power Purchase Agreement) and other payments for the delivery of fuel conversion, capacity and ancillary services. Although Williams Energy has requested that we run the Facility or "dispatch" the

Facility in May 2003, from September 2002 to May 2003 Williams Energy did not dispatch the Facility to a significant degree and the minimum capacity payments provided for under the Power Purchase Agreement were our primary source of operating revenues. We have used these operating revenues, together with interim rebates received from Raytheon under the construction agreement, interest income from the investment of a portion of the proceeds from the sale of the senior secured bonds and the $10 million Prepayment from Williams Energy to fund our generation expenses and other operations and maintenance expenses.

     We have provided Williams Energy a $10 million letter of credit under the Power Purchase Agreement, which we refer to as the PPA Letter of Credit, to support our payment obligations under the Power Purchase Agreement. The repayment obligations with respect to any drawings under the PPA Letter of Credit are a senior debt obligation of the Company.

     Due to the downgrade of The Williams Companies, Inc.'s debt to below investment grade, the Company and Williams Energy entered into a Letter Agreement dated November 7, 2002, under which Williams Energy agreed to provide the Company with a $10 million Prepayment within five business days after execution of the Letter Agreement and at least $25 million additional collateral on January 6, 2003. Williams Energy made the $10 million Prepayment on November 14, 2002 and provided an additional $25 million of cash to us as alternative credit support. As allowed by the Letter Agreement, Williams Energy has elected to have the $10 million Prepayment included as part of the alternative credit support. In the event that the Williams Companies, Inc. regains and maintains its investment grade status, provides a substitute guaranty of Investment Grade rating, or posts a letter of credit, we will be required to return the $35 million alternative credit support to Williams Energy in accordance with the terms of the Letter Agreement. As of May 8, 2003, we had cash balances of approximately $33 million. In the event we are required to return the $35 million we believe that we would use all or a portion of our current cash balances plus cash generated from future operations in order to return the $35 million to Williams Energy. This belief is subject to certain assumptions, risks and uncertainties, including those set forth above under the caption "Cautionary Note Regarding Forward-Looking Statements" and there can be no assurances that our operating revenues will generate sufficient cash.

     As of March 31, 2003, $381.1 million aggregate principal amount of senior secured bonds were outstanding. Quarterly principal repayments on the 2019 Bonds commenced on August 31, 2002 and are due on May 31, August 31, and November 30 of each year. Quarterly principal repayment of the 2029 Bonds does not commence until February 28, 2019. We have provided the collateral agent with a debt service reserve letter of credit in an initial stated amount of $22.0 million which the collateral agent may draw upon if we fail to meet our obligations under the senior secured bonds.

     As of March 31, 2003, we had capital commitments of $232,000 related to major projects. This amount includes $118,000 in dispute with Jersey Central Power regarding charges for costs related to the construction of the interconnection facilities and $114,000 related to a road modification project.

     Under the construction agreement, we are entitled to withhold from each scheduled payment, other than the last milestone payment, 10% of the requested payment until after final acceptance by us of the Facility unless, as discussed below, Raytheon posts a letter of credit equal or greater than the amounts which would otherwise be retained. Within 10 days after the final acceptance, we are required to pay all retainage except for (a) 150% of the cost of completing all punch list items and (b) the lesser of (i) 150% of the cost of repairing or replacing any items that have already been repaired or replaced by Raytheon and (ii) $1 million. Within 30 days after project completion, we are required to pay the sum of the unpaid balance of the contract price, including all retainage, less the amount indicated in (b) of the immediately proceeding sentence. Within 30 days of the first anniversary of the earlier of provisional acceptance or final acceptance, we are required, so long as project completion has occurred, to pay all remaining retainage, if any.

     Under the construction agreement, in lieu of our retaining these amounts, Raytheon is entitled to post a letter of credit in the amount of the then current retainage. As of March 31, 2003, Raytheon had provided a letter of credit of approximately $30.8 million. We may draw on this letter of credit in the event that Raytheon fails to pay us any amount owed to us under the construction agreement. As of March 31, 2003 we have drawn $447,000 on this letter of credit.

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

Concentration of Credit Risk

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

     The payment obligations of the Williams Companies, Inc. under its guaranty of Williams Energy's obligations under the Power Purchase Agreement are capped at an amount equal to approximately $510 million. Beginning on January 1 of the first full year after the commercial operation date, this guaranty cap is to be reduced semiannually by a fixed amount which is based on the amortization of our senior secured bonds during the applicable semiannual period.

     Due to the downgrade of The Williams Companies, Inc. to below investment grade, the Company and Williams Energy entered into a Letter Agreement dated November 7, 2002 under which Williams Energy agreed to provide the Company with a $10 million Prepayment and certain additional collateral. A description of the collateral that supports Williams Energy's obligations under the Power Purchase Agreement is set forth above under "Liquidity and Capital Resources".

     Since we depend on Williams Energy for both revenues and fuel supply under the Power Purchase Agreement, if Williams Energy were to terminate or default under the Power Purchase Agreement, there would be a severe negative impact on our cash flow and financial condition which could result in a default on our senior secured bonds. Due to the recent decline in pool prices, we would expect that if we were required to seek alternate purchasers of our power in the event of a default of Williams Energy, even if we were successful in finding alternate revenue sources, any such alternate revenue sources would be substantially below the amounts that would have been otherwise payable pursuant to the Power Purchase Agreement. There can be no assurance as to our ability to generate sufficient cash flow to cover operating expenses or our debt service obligations in the absence of a long-term power purchase agreement with Williams Energy.

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

Critical Accounting Policies

     General -- We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies which we believe are most critical to understanding and evaluating our reported financial results include the following: Revenue Recognition, Property, Plant and Equipment and Contingencies.

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

                                                           March 31, 2003
          Description of Asset         Depreciable Life         (000's)
-------------------------------------- ----------------   ---------------
Buildings.............................        35            $      1,733
Vehicles..............................         5                     101
Computers.............................         6                     691
Furniture and Fixtures................        10                     477
CTG Parts.............................      9-36                  44,639
Gas Heaters...........................        35                   1,100
Plant.................................        35                 356,536
                                                          --------------
                                                            $    405,277
                                                          ==============

     Contingencies- On September 1, 2002, we notified Williams Energy of availability and a date of commercial operation of September 1, 2002, as described in the Power Purchase Agreement. Williams Energy has disputed a commercial operation date of September 1, 2002 and has informed us that Williams Energy recognizes the commercial availability of the facility as of September 28, 2002. We have entered into arbitration to settle the dispute over the commercial operation date and the proper interpretation of certain provisions of the Power Purchase Agreement and expect to resolve the arbitration during the second quarter of 2003. The arbitration relates to disputed amounts of approximately $7.6 million, which includes a $594,000 payment extension option dispute and a $7.0 million commercial operation start date dispute. We are also disputing $392,000 of merchant price and testing charges with Williams Energy although this is not yet part of the arbitration. While we believe that our interpretation of the Power Purchase Agreement is correct, we cannot predict the outcome of these matters.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company believes that there have been no material changes in exposure to market risks during the first quarter of 2003 compared with the exposure set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4. CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures. Our President and our Chief Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14c and 15(d) - 14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that material information relating to us is recorded, processed, summarized, and reported in a timely manner.

     Changes in Internal Controls. Except as noted below, there were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect such controls subsequent to the Evaluation Date.

     As part of our first quarter financial reporting process, management of the Company, in consultation with the Company's independent accountants, Deloitte & Touche, LLP, identified approximately $300,000 of costs (primarily related to property) associated with our 2002 fiscal year that were paid in the first quarter of 2003 and had not been accrued for as of December 31, 2002. We have initiated the development and implementation of additional processes and controls to address this issue. We do not believe that this matter has had or will have a material effect on our financial position and results of operations.


PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

     We have entered into arbitration with Williams Energy to resolve certain disputes regarding the date of commercial operation and the proper interpretation of certain provisions of the Power Purchase Agreement relating to amounts we claim are payable by Williams Energy. We recognize a commercial operation date of September 1, 2002 (the date on which we notified Williams of commercial availability) while Williams Energy currently recognizes a commercial operation date of September 28, 2002, Williams Energy has withheld or offset, from amounts invoiced by us, amounts that Williams Energy believes were improperly invoiced by us based on Williams Energy's interpretation of the Power Purchase Agreement. We have entered into arbitration to settle the dispute over the commercial operation date and the proper interpretation of certain provisions of the Power Purchase Agreement. We expect that the arbitration will be resolved in the second quarter of 2003. The arbitration relates to disputed amounts of approximately $7.6 million, which includes a $594,000 payment extension option dispute and a $7.0 million commercial operation start date dispute. We are also disputing $392,000 of merchant price and testing gas charges with Williams Energy although this is not yet part of the arbitration. While we believe that our interpretation of the Power Purchase Agreement is correct, we cannot predict the outcome of these matters.

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     Not applicable pursuant to General Instruction H of Form 10-Q.

Item 3.  DEFAULTS UPON SENIOR SECURITIES.

     Not applicable pursuant to General Instruction H of Form 10-Q.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable pursuant to General Instruction H of Form 10-Q.

Item 5.  OTHER INFORMATION

     None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     99.1 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act

(b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the quarter ended March 31, 2003.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      AES RED OAK, L.L.C.

Date: May 15, 2003                    By:   /s/ A.W. BERGERON
                                            -----------------------------------
                                            A.W. Bergeron
                                            President


Date: May 15, 2003                    By:   /s/ MICHAEL ROMANIW
                                            -----------------------------------
                                            Michael Romaniw
                                            Chief Financial Officer


Date: May 15, 2003                    By:   /s/ WILLIAM R. BAYKOWSKI
                                            -----------------------------------
                                            William R. Baykowski
                                            Principal Accounting Officer

                                 CERTIFICATIONS

I, A.W. Bergeron, certify that:

1. I have reviewed this quarterly report on Form 10-Q of AES Red Oak, LLC;

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

Date:  May 15, 2003

                                             /s/ A.W. Bergeron
                                             ----------------------------------
                                             A.W. Bergeron
                                             President

I, Michael Romaniw, certify that:

1. I have reviewed this quarterly report on Form 10-Q of AES Red Oak, LLC;

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were or not significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 15, 2003

                                             /s/ Michael Romaniw
                                             ----------------------------------
                                             Michael Romaniw
                                             Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit
  No.       Description
-------     -----------
99.1        Certification Pursuant to Section 906 of the Sarbanes-Oxley Act