Form 10-Q
period 2003-06-30
AES RED OAK LLC
filed 2003-08-18
CIK 1117445

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-Q
(Mark One)

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

       [_] TRANSITION REPORT PURSUANT OR TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to ________


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [_]  No [X]

===============================================================================

                              AES RED OAK, L.L.C.
                               TABLE OF CONTENTS


                                                                        Page No.
                                                                        --------

PART I.    FINANCIAL INFORMATION ...........................................  1

Item 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)..........  1

           Condensed Consolidated Statements of Operations, Three and
           Six Months Ended June 30, 2003 and 2002 .........................  1
           Condensed Consolidated Balance Sheets, as of June 30, 2003
           and December 31, 2002 ...........................................  2
           Condensed Consolidated Statement of Changes in Member's Capital
           for the Period from December 31, 2002 through June 30, 2003 .....  3
           Condensed Consolidated Statements of Cash Flows for the Six
           Months Ended June 30, 2003 and 2002 .............................  4
           Notes to Condensed Consolidated Financial Statements.............  5

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS ....................................... 13

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ...... 22

Item 4.    CONTROLS AND PRODECURES ......................................... 22

PART II.   OTHER INFORMATION ............................................... 22

Item 1.    LEGAL PROCEEDINGS ............................................... 22

Item 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS ....................... 22

Item 3.    DEFAULTS UPON SENIOR SECURITIES ................................. 22

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ............. 22

Item 5.    OTHER INFORMATION ............................................... 23

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K ................................ 24

Signatures ................................................................. 25

PART I. FINANCIAL INFORMATION

Item 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                       AES RED OAK, L.L.C. AND SUBSIDIARY
          AN INDIRECT, WHOLLY OWNED SUBSIDIARY OF THE AES CORPORATION
                Condensed Consolidated Statements of Operations,
               Three and Six Months Ended June 30, 2003 and 2002
                             (dollars in thousands)

                                                     Three Months                Six Months
                                                         Ended                      Ended
                                                        June 30                    June 30
                                                -----------------------     -----------------------
                                                   2003          2002          2003          2002
                                                ---------     ---------     ---------     ---------
OPERATING REVENUES
      Energy ...............................    $  15,747     $      --     $  26,768     $      --

OPERATING EXPENSES
 Fuel costs ................................           --            --          (635)
      Fuel conversion volume expense .......       (1,603)           --        (3,206)           --
      Corporate management fees ............         (399)           --          (798)           --
      Other operating expenses .............       (2,074)           --        (3,609)           --
      Depreciation expense .................       (2,883)           --        (5,779)           --
      Taxes and insurance ..................         (663)                     (1,177)
      General and administrative costs .....          (44)         (134)         (109)         (156)
                                                ---------     ---------     ---------     ---------
          Total operating expenses .........       (7,666)         (134)      (15,313)         (156)
                                                ---------     ---------     ---------     ---------
      Operating income (loss) ..............        8,081          (134)       11,455          (156)
                                                ---------     ---------     ---------     ---------

OTHER INCOME (EXPENSE)
      Interest income ......................           67            36           145            61
      Other income .........................          610            --         1,213            --
      Interest expense .....................       (8,492)         (183)      (17,106)         (264)
      Other expense ........................         (255)           --          (506)           --
                                                ---------     ---------     ---------     ---------
          Total other income (expense) .....       (8,070)         (147)      (16,254)         (203)
                                                ---------     ---------     ---------     ---------

NET INCOME (LOSS) ..........................    $      11     $    (281)    $  (4,799)    $    (359)
                                                =========     =========     =========     =========

           See notes to condensed consolidated financial statements.

                       AES RED OAK, L.L.C. AND SUBSIDIARY
          AN INDIRECT, WHOLLY OWNED SUBSIDIARY OF THE AES CORPORATION
                     Condensed Consolidated Balance Sheets,
                      June 30, 2003 and December 31, 2002
                  (dollars in thousands, except share amounts)

                                                                                        June 30,      December 31,
                                                                                          2003           2002
                                                                                       ----------     ----------
ASSETS:

Current Assets:
Cash ..............................................................................    $       61     $       23
Restricted cash at cost, which approximates market value ..........................        26,923          7,749
Receivables .......................................................................        12,739          8,442
Receivable from affiliate .........................................................           360            309
Prepaid expenses ..................................................................         1,355            230
                                                                                       ----------     ----------
     Total current assets .........................................................        41,438         16,753

Land ..............................................................................         4,240          4,240
Construction in progress ..........................................................            --            344
Property, plant, and equipment - net of accumulated depreciation of $10,217 and
   $4,438, respectively ...........................................................       402,481        406,815
Deferred financing costs - net of accumulated amortization of $2,518 and $2,315,
   respectively ...................................................................        15,984         16,390
Spare parts inventory .............................................................        10,500         10,500
Other assets ......................................................................            54            141
                                                                                       ----------     ----------
     Total assets .................................................................    $  474,697     $  455,183
                                                                                       ==========     ==========

LIABILITIES AND MEMBER'S CAPITAL:
Current Liabilities:
Accounts payable ..................................................................    $      976     $    1,175
Accrued liabilities ...............................................................         1,039          1,516
Accrued interest ..................................................................         2,797          2,804
Payable to affiliate ..............................................................            75             18
Bonds payable - current portion ...................................................         6,070          6,219
Notes payable .....................................................................         1,130             --
Other current liabilities .........................................................        38,000         10,000
                                                                                       ----------     ----------
     Total current liabilities ....................................................        50,087         21,732
Bonds payable - non current portion ...............................................       374,578        375,361
Liabilities under spare parts agreement ...........................................         6,066          9,325
                                                                                       ----------     ----------
     Total liabilities ............................................................    $  430,731     $  406,418
                                                                                       ==========     ==========

Member's capital:
Common stock, $1 par value - 10 shares authorized, none issued or outstanding .....    $       --     $       --
Contributed capital ...............................................................        56,736         56,736
Member's deficit ..................................................................       (12,770)        (7,971)
                                                                                       ----------     ----------
     Total member's capital .......................................................        43,966         48,765
                                                                                       ----------     ----------

         Total liabilities and member's capital ...................................    $  474,697     $  455,183
                                                                                       ==========     ==========


           See notes to condensed consolidated financial statements.

                       AES RED OAK, L.L.C. AND SUBSIDIARY
          AN INDIRECT, WHOLLY OWNED SUBSIDIARY OF THE AES CORPORATION
        Condensed Consolidated Statement of Changes in Member's Capital
              Period from December 31, 2002 through June 30, 2003
                             (dollars in thousands)


                                    Common Stock
                                 --------------------
                                                        Additional
                                                          Paid-in   Accumulated
                                  Shares      Amount      Capital     Deficit       Total
                                 --------    --------    --------    --------     --------
BALANCE DECEMBER 31, 2002 ...          --    $     --    $ 56,736    $ (7,971)    $ 48,765
                                 --------    --------    --------    --------     --------
Contributed capital .........          --          --          --          --           --
Net loss ....................          --          --          --      (4,799)      (4,799)
                                 --------    --------    --------    --------     --------
BALANCE June 30, 2003 .......          --    $     --    $ 56,736    $(12,770)    $ 43,966
                                 ========    ========    ========    ========     ========


           See notes to condensed consolidated financial statements.

                       AES RED OAK, L.L.C. AND SUBSIDIARY
          AN INDIRECT, WHOLLY OWNED SUBSIDIARY OF THE AES CORPORATION Condensed Consolidated Statements of Cash Flows for the Six Months Ended
                             June 30, 2003 and 2002
                             (dollars in thousands)


                                                               Six months
                                                                 Ended
                                                                June 30
                                                          ---------------------
                                                            2003         2002
                                                          --------     --------
OPERATING ACTIVITIES:
Net income (loss) ......................................  $ (4,799)    $    (78)
Amortization of deferred financing costs ...............       406          204
Depreciation ...........................................     5,778           --

Change in:
Accrued liabilities ....................................      (484)         173
Accounts receivable -- trade ...........................    (4,297)          --
Accounts receivable --  from affiliates ................       (51)       1,748
Other assets ...........................................        87           --
Payable to affiliates ..................................        57       (1,573)

Prepaid expenses .......................................    (1,125)          --

Accounts payable .......................................      (199)         116
                                                          --------     --------
Net cash (used in) provided by operating activities ....  $ (4,627)    $    590
                                                          ========     ========

INVESTING ACTIVITIES:
Payments for construction in progress ..................        --      (15,061)
Retainage payable ......................................        --      (28,453)
Purchases of property, plant, and equipment ............    (1,359)          --
Restricted cash ........................................   (19,174)         196
                                                          --------     --------
Net cash used in investing activities ..................  $(20,533)    $(43,318)
                                                          ========     ========

FINANCING ACTIVITIES:
Payment of principal on bonds payable ..................      (932)          --
Other liabilities ......................................    26,130           --
Contribution from parent ...............................        --       42,700
                                                          --------     --------
Net cash provided in  financing activities .............  $ 25,198     $ 42,700
                                                          ========     ========


NET  INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..  $     38     $    (28)
                                                          ========     ========

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .........        23           48
CASH AND CASH EQUIVALENTS, END OF PERIOD ...............  $     61     $     20
                                                          ========     ========

SUPPLEMENTAL DISCLOSURE:
Interest paid (net of amounts capitalized) .............  $ 16,699     $     81
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

     The Facility, consists of three Westinghouse 501 FD combustion turbines, three unfired heat recovery steam generators, and one multicylinder steam turbine. The Facility produces and sells electricity, as well as provides fuel conversion and ancillary services, solely to Williams Energy Marketing & Trading Company ("Williams Energy") under a 20-year Fuel Conversion Services, Capacity and Ancillary Services Purchase Agreement (the "Power Purchase Agreement" or "PPA"). The term of the PPA is twenty years from the last day of the month in which commercial operation commenced, which was September 2002. The Company reached provisional acceptance on August 11, 2002, risk transfer on August 13, 2002, and reached commercial availability on September 1, 2002. Williams Energy has disputed the September 1, 2002 commercial operation date and has informed the Company that it recognizes the commercial availability of the Facility as of September 28, 2002. The Company expects to settle the dispute through arbitration during the fourth quarter of 2003 or first quarter of 2004.

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

     The Company owns all of the equity interests in AES Red Oak Urban Renewal Corporation ("AES URC"), which was organized as an urban renewal corporation under New Jersey Law. As an urban renewal corporation under New Jersey law, portions of the Facility can be designated as redevelopment areas in order to provide certain real estate tax and development benefits to the Facility. AES URC has no operations outside of its activities in connection with the Facility.

2.   BASIS OF PRESENTATION

     In the Company's opinion, all adjustments necessary for a fair presentation of the unaudited results of operations for the interim periods presented herein are included. All such adjustments include accruals of a normal and recurring nature. Prior to the August 13, 2002 date of risk transfer, the Facility was under construction, and the Company was a development stage company. Accordingly, the results of operations for the three and six months and cash flows for six months ended June 30, 2003 and 2002 are not comparable. Undue reliance should not be placed upon a period-by-period comparison. The results of operations for the three and six month periods presented herein are not necessarily indicative of the results of operations to be expected for the full year or future periods.

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

     The senior secured bonds were issued in two series: 8.54% senior secured bonds due 2019 (the "2019 Bonds") in an aggregate principal amount of $224 million and 9.20% senior secured bonds due 2029 (the "2029 Bonds") in an aggregate principal amount of $160 million. Annual principal repayments on the Bonds are scheduled as follows:

        Year                                                Annual Payment
        ----                                                --------------

        2003 (remaining subsequent to June 30, 2003)......    $5.2 million
        2004..............................................    $5.2 million
        2005..............................................    $5.1 million
        2006..............................................    $7.1 million
        2007..............................................    $6.1 million
        Thereafter........................................  $351.9 million
                                                            --------------
        Total.............................................  $380.6 million
                                                            ==============

     Principal repayment dates on the 2019 Bonds are February 28, May 31, August 31, and November 30 of each year, with the final payment due November 30, 2019. Quarterly principal repayments commenced on August 31, 2002. Quarterly principal repayment of the 2029 Bonds does not commence until February 28, 2019. The company made the scheduled principal payment of approximately $466,000 in May 2003 on the 2019 bonds.

4.   CONCENTRATION OF CREDIT RISK IN WILLIAMS ENERGY AND AFFILIATES

     Williams Energy is currently the Company's sole customer for purchases of capacity, ancillary services, and energy and its sole source for fuel. Williams Energy's payments under the Power Purchase Agreement are expected to provide all of the Company's operating revenues during the term of the Power Purchase Agreement (see Note 5). It is unlikely that the Company would be able to find another purchaser or fuel source on similar terms for its Facility if Williams Energy were not performing under the Power Purchase Agreement. Any material failure by Williams Energy to make capacity and fuel conversion payments or to supply fuel under the Power Purchase Agreement would have a severe impact on the Company's operations. The payment obligations of Williams Energy under the Power Purchase Agreement are guaranteed by The Williams Companies, Inc. The payment obligations of The Williams Companies, Inc. under the guaranty are capped at an amount equal to approximately $510 million. Beginning on January 1 of the first full year after the commercial operation date, this guaranty cap is to be reduced semiannually by a fixed amount which is based on the amortization of the company's senior secured bonds during the applicable semiannual period.

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

     The Company has entered into arbitration with Williams Energy to resolve the dispute regarding the commercial operation date and disputes over the proper interpretation of certain provisions of the Power Purchase Agreement with respect to amounts claimed by the Company to be payable by Williams Energy under the Power Purchase Agreement (see Note 6).

     Public Service Electric and Gas constructed, on behalf of Williams Energy, all natural gas interconnection facilities necessary for the delivery of natural gas to the Company's natural gas delivery point. This includes metering equipment, valves and piping. Upon the expiration or termination of the PPA , the Company has the right to purchase the natural gas interconnection facilities from Williams.

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

     Pursuant to Section 18.3 of the Power Purchase Agreement, in the event that Standard & Poor's "S&P" or Moody's rates the long-term senior unsecured debt of The Williams Companies, Inc. lower than investment grade, The Williams Companies, Inc. is required to supplement its guarantee with additional alternative security that is acceptable to the Company within 90 days after the loss of such investment grade rating. According to published sources, on July 23, 2002, S&P lowered the long-term senior unsecured debt rating of The Williams Companies, Inc. to "BB-" from "BBB-" and further lowered such rating to "B" on July 25, 2002. According to published sources, on July 24, 2002, Moody's lowered the long-term senior unsecured debt rating of The Williams Companies, Inc. to "B1" from "Baa3" and further lowered such rating on November 22, 2002 to "Caa1." Accordingly, The Williams Companies, Inc.'s long term senior unsecured debt is currently rated below investment grade by both S&P and Moody's.

     Due to the downgrade of The Williams Companies, Inc. to below investment grade, the Company and Williams Energy entered into a letter agreement dated November 7, 2002 (the "Letter Agreement"), under which Williams Energy agreed to (a) provide the Company a prepayment of $10 million within five business days after the execution of the Letter Agreement (the "Prepayment"); (b) provide the Company alternative credit support equal to $35 million on or before January 6, 2003 in any of the following forms (i) cash, (ii) letter(s) of credit with the Company as the sole beneficiary substantially in the form of the PPA Letter of Credit, unless mutually agreed to otherwise, or (iii) a direct obligation of the United States Government delivered to a custodial securities account as designated by the Company with a maturity of not more than three years; and (c) replenish any portion of the alternative credit support that is drawn, reduced, cashed, or redeemed, at any time, with an equal amount of alternative credit support. In the Letter Agreement, the Company and Williams Energy acknowledged that the posting of such alternative credit support and Williams Energy's agreement and performance of the requirements of
(a), (b), and (c) as set forth in the immediately preceding sentence, would be in full satisfaction of Williams Energy's obligations contained in Section 18.3 of the Power Purchase Agreement. In the Letter Agreement, the Company and Williams Energy expressly agreed that the posting of the Prepayment or any alternative credit support at any time or any other terms set forth in the Letter Agreement, were not intended, and did not modify, alter, or amend in any way, the terms and conditions or relieve The Williams Company, Inc. from any obligations it has under its guaranty of the payment obligations of Williams Energy under the Power Purchase Agreement. The guaranty remains in full force and effect, and the Company retains all of its rights and remedies provided by that guaranty.

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

6.   COMMITMENTS AND CONTINGENCIES

     Williams Energy Arbitration - As discussed in Note 5, the Company has entered into arbitration with Williams Energy to resolve certain disputes regarding the date of commercial operation and the proper interpretation of certain provisions of the Power Purchase Agreement relating to the amounts claimed by the Company to be payable by Williams Energy. Williams Energy has withheld or offset from amounts invoiced by the Company amounts that Williams Energy believes were improperly invoiced based on Williams Energy's interpretation of the Power Purchase Agreement. The arbitration relates to disputed amounts of approximately $7.6 million, which includes a $594,000 payment extension option dispute and a $7.0 million commercial operation start date dispute. The Company is also disputing $392,000 of merchant price and gas testing charges and $111,000 of heat rate penalties with Williams Energy although this is not currently part of the arbitration. While the Company believes that its interpretation of the Power Purchase Agreement is correct, the Company cannot predict the outcome of these matters. The Company expects to resolve the disputes in the fourth quarter of 2003 or first quarter of 2004.

     Construction Agreement - The Company entered into an Agreement for Engineering, Procurement and Construction (EPC) services, dated as of October 15, 1999, between the Company and WGI (as the successor contractor), as amended for the design, engineering, procurement, site preparation and clearing, civil works, construction, start-up, training and testing and to provide all materials and equipment (excluding operational spare parts), machinery, tools, construction fuels, chemicals and utilities, labor, transportation, administration and other services and items (collectively and separately, the "services") of the Facility. Under a guaranty in the Company's favor, effective as of October 15, 1999, all of WGI's obligations under the construction agreement are irrevocably and unconditionally guaranteed by Raytheon. In 2001, as a result of WGI's bankruptcy filing the Company made a demand on Raytheon to perform its obligations under the Raytheon guarantee and WGI, Raytheon and the Company entered into agreements pursuant to which Raytheon became responsible for the construction of the Facility.

     Under the construction agreement, in lieu of the Company's retainage, Raytheon is entitled to post a letter of credit in the amount of the then current retainage. As of June 30, 2003, Raytheon had provided a letter of credit of approximately $30.8 million. The Company may draw on this letter of credit in the event that Raytheon fails to pay the Company any amount owed to it under the construction agreement. As of July 31, 2003 the Company had drawn $447,000 on this letter of credit.

As discussed in Note 1, provisional acceptance has been granted and the Facility has commenced commercial operations, however, Raytheon must perform certain agreed upon completion items in order to obtain final acceptance. Raytheon gave notice of final acceptance on July 22, 2003 based on its July 8, 2003 performance test. On July 31, 2003, the Company received a letter from the project's independent engineer stating that it could not support Raytheon's claim of final acceptance and it did not consider the July 8, 2003 performance test valid. In making this assessment, the independent engineer cited, among other reasons, (i) modifications made to certain equipment in performance of the July 8 performance test which would adversely impact the operations of the plant and other pieces of equipment and (ii) Raytheon's failure to comply with guaranteed emissions limits. On August 1, 2003, the Company rejected Raytheon's claim of final acceptance. This rejection was based upon Raytheon's failure to meet the conditions for final acceptance provided for in the EPC contract. On August 7, 2003, the Company received a response from Raytheon in which Raytheon claims that the Company's rejection of the final acceptance is invalid and improper. The Company is currently considering its options for resolving this dispute.

     Maintenance Services - Pursuant to a maintenance services agreement dated December 5, 1999, Siemens Westinghouse is to provide the Company with specific combustion turbine maintenance services and spare parts for twelve maintenance periods or until December 8, 2015. As of June 30, 2003, the Company has received approximately $10.5 million in rotable spare parts under this agreement. This amount is recorded as spare parts inventory and a long-term liability in the accompanying balance sheets. The fees assessed by Siemens Westinghouse will be based on the number of Equivalent Base Load Hours accumulated by the applicable Combustion Turbine as adjusted for inflation. These fees are capitalized to the Facility when paid and expensed as maintenance occurs. For financial reporting purposes the payments made to Siemens Westinghouse are netted with the liabilities under the spare-parts agreement in the accompanying balance sheet.

     Water Supply and Water Supply Pipeline - The Company has entered into a contract with the Borough of Sayreville (the "Borough") by which the Borough will provide untreated water to the Company. The contract has a term of 30 years with an option to extend for up to four additional five-year terms. The Company is contractually committed to a minimum annual payment of $300,000. The Borough of Sayreville is in the final stages of completion and approval of the Lagoon Water Pipeline, Lagoon Pumping Station, and Sayreville Interconnection Number 2. The Company is responsible for selection of a contractor and for payment of all costs. The pipeline construction has been completed. The construction contract for the Pumping Station was awarded and is completed. Start up and commissioning of this system started May 1, 2002. The cost of the pipeline and pumping station are estimated to be approximately $678,000 and $1.64 million, respectively. The Company has paid the pipeline project in full, and as of June 30, 2003, had paid approximately $1.6 million towards the pumping station. Interconnection Agreement (GPU) - The Company has entered into an interconnection agreement with Jersey Central Power & Light Company d/b/a GPU Energy ("GPU") to transmit the electricity generated by the Facility to the transmission grid so that it may be sold as prescribed under the PPA. The agreement is in effect for the life of the Facility, yet may be terminated by mutual consent of both GPU and the Company under certain circumstances as detailed in the agreement. Costs associated with the agreement are based on electricity transmitted via GPU at a variable price and the PJM (Pennsylvania/New Jersey/Maryland) Tariff as charged by GPU, which is comprised of both service cost and asset recovery cost, as determined by GPU and approved by the Federal Energy Regulatory Committee. On June 22, 2001, FERC approved the Company's Market - Based Tariff petition. The Company has been importing electricity from the transmission system to support commissioning of the Facility since July 2001 and the interconnection facilities have exported power to the transmission system since that time.

     Interconnection Installation Agreement (GPU) - The Company entered into an interconnection agreement with GPU on April 27, 1999 to design, furnish install and own certain facilities required to interconnect the Company with the transmission system. Under the terms of this agreement, GPU will provide all labor, supervision, materials and equipment necessary to perform the interconnection installation. The cost of these interconnection facilities is approximately $5.3 million. The Company had paid $5.1 million to GPU for these facilities as of June 30, 2003.

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

     Land Development Plan - The Company entered into an agreement with the Borough of Sayreville by which the Company will develop and implement a plan to replace trees which were removed during clearing of the site. The Land Development Plan is required for final site approval. The estimated cost of the plan is approximately $425,000. The Company is in the process of selecting a contractor to perform the service and no payments have been made as of June 30, 2003. On July 23, 2003, the project was secured by a letter of credit issued by Union Bank of California for $425,000 with the Borough of Sayreville as the beneficiary. This irrevocable standby letter of credit currently has an expiration date of June 30, 2004 and represents the amount potentially due if there is a failure of AES Red Oak, LLC to take action regarding the plan.

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

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities". This interpretation is effective immediately for all enterprises with variable interests in variable interest entities created after January 31, 2003. FIN 46 provisions must be applied to variable interests in variable interest entities created before February 1, 2003 from the beginning of the fourth quarter of 2003 or first quarter of 2004.. If an entity is determined to be a variable interest entity, it must be consolidated by the enterprise that absorbs the majority of the entity's expected losses if they occur and/or receives a majority of the entity's expected residual returns if they occur. If significant variable interests are held in a variable interest entity, the company must disclose the nature, purpose, size and activity of the variable interest entity and the company's maximum exposure to loss as a result of its involvement with the variable interest entity in all financial statements issued after January 31, 2003. The adoption of this interpretation did not have any material effect on the Company's financial statements.

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

     o the financial condition of third parties on which we depend, including in particular Williams Energy, as the fuel supplier under the Power Purchase Agreement (PPA) we entered into with Williams Energy for the sale of all electric energy and capacity produced by the Facility, as well as ancillary and fuel conversion services, and The Williams Companies Inc, as the guarantor of Williams Energy's performance under the Power Purchase Agreement;

     o    delays in or disputes over final completion of our Facility;

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

General

     We are a Delaware limited liability company formed on September 13, 1998 to develop, construct, own, operate and maintain our Facility. We were dormant until March 15, 2000, the date of the sale of our senior secured bonds. We obtained $384 million of project financing from the sale of the senior secured bonds. In late September 2000, we consummated an exchange offer whereby the holders of our senior secured bonds exchanged their privately placed senior secured bonds for registered senior secured bonds. The total cost of the construction of our Facility is estimated to be approximately $454 million, which was historically financed by the proceeds from our sale of the senior secured bonds, equity contributions, operating revenues and the amount of liquidated damages received from Raytheon through August 10, 2002, under the Construction Agreement, as described below. We plan to finance any remaining costs related to the facility with operation revenues and any additional interim rebates that may be received from Raytheon.

     The facility reached provisional acceptance on August 11, 2002, risk transfer on August 13, 2002, and became commercially available under the Power Purchase Agreement on September 1, 2002. Williams Energy has disputed the September 1, 2002 commercial operation date and has informed the Company that it recognizes commercial availability of the Facility as of September 28, 2002. The Company expects to settle the dispute through arbitration during the fourth quarter of 2003 or first quarter of 2004. See "Part II- Item 1 - Legal Proceedings".

     Since achieving commercial operations, under the Power Purchase Agreement with Williams Energy, we are eligible to receive variable operations and maintenance payments, total fixed payments, energy exercise fee payments (each as defined in the Power Purchase Agreement) and other payments for the delivery of fuel conversion, capacity and ancillary services. Since May 5, 2003, Williams Energy has requested that we run the Facility or "dispatch" the Facility. From September 28, 2002 to May 4, 2003 Williams Energy did not request that we run the Facility or "dispatch" the facility to a significant degree and the minimum capacity payments provided for under the Power Purchase Agreement were our primary source of operating revenues. We have used these operating revenues, together with interim rebates received from Raytheon under the construction agreement, interest income from the investment of a portion of the proceeds from the sale of the senior secured bonds and the $10 million Prepayment from Williams Energy to fund our generation expenses and other operations and maintenance expenses.

     The following discussion presents certain financial information for the three and six months ended June 30, 2003 and 2002.

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

Performance Guarantees

Electrical Output

     Since the average net electrical output of the facility at provisional acceptance was less than the electrical output guarantee, Raytheon Company ("Raytheon") is required to pay us, as a rebate and not as liquidated damages, for each day during the period from August 11, 2002 until the date of the next performance test, which we refer to as the interim period, an amount equal to $0.22 per day for each kilowatt by which the average net electrical output was less than the electrical output guarantee. During initial performance testing, our output was calculated to be 13,370 kilowatts less than the electrical output guarantee. Accordingly, our daily rebate charge to Raytheon for this amount has been calculated at approximately $2,941 per day since August 14, 2002.

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

     For the three-month period ended June 30, 2003, we have invoiced Raytheon approximately $610,082 in electrical output and heat rate rebates. As of June 30, 2003, Raytheon has paid in full the rebates invoiced.

     Raytheon gave notice of Final Acceptance on July 22, 2003 based on its July 8, 2003 performance test. On July 31, 2003, the Company received a letter from the project's independent engineer stating that it could not support Raytheon's claim of final acceptance and it did not consider the July 8, 2003 performance test valid. In making this assessment, the independent engineer cited, among other reasons, (i) modifications made to certain equipment in performance of the July 8 performance test which would adversely impact the operations of the plant and other pieces of equipment and (ii) Raytheon's failure to comply with guaranteed emissions limits. On August 1, 2003, the Company rejected Raytheon's claim of final acceptance. This rejection was based upon Raytheon's failure to meet the conditions for final acceptance provided for in the EPC contract. On August 7, 2003, the Company received a response from Raytheon in which Raytheon claims that the Company's rejection of the final acceptance is invalid and improper. The Company is currently considering its options for resolving this dispute.


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

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities". This interpretation is effective immediately for all enterprises with variable interests in variable interest entities created after January 31, 2003. FIN 46 provisions must be applied to variable interests in variable interest entities created before February 1, 2003 from the beginning of the fourth quarter of 2003 or first quarter of 2004. If an entity is determined to be a variable interest entity, it must be consolidated by the enterprise that absorbs the majority of the entity's expected losses if they occur and/or receives a majority of the entity's expected residual returns if they occur. If significant variable interests are held in a variable interest entity, the company must disclose the nature, purpose, size and activity of the variable interest entity and the company's maximum exposure to loss as a result of its involvement with the variable interest entity in all financial statements issued after January 31, 2003. The adoption of this interpretation did not have any material effect on the Company's financial statements.

Results of Operations

     Our Facility reached provisional acceptance on August 11, 2002, risk transfer on August 13, 2002 and reached commercial availability under the Power Purchase Agreement in September 2002. Prior to August 13, 2002, the Facility was under construction, and we were a development stage company. Accordingly, the results of operations, the financial condition, and cash flows for the three and six months ended June 30, 2003 and 2002 are not comparable.

For the Three Months Ended June 30, 2003 and 2002

     Operating revenues for the three months ended June 30, 2003 were approximately $15.8 million. This amount consists of capacity sales under the Power Purchase Agreement.

     Operating expenses for the three months ended June 30, 2003 were approximately $7.7 million. Operating expenses consist of depreciation, fuel conversion volume rebate (see below), management fees and reimbursable operating and maintenance expenses paid to AES Sayreville, L.L.C.

     The were no operating revenues or significant operating expenses for the three months ended June 30, 2002, as the Facility was not operational.

     General and administrative costs for the three months ended June 30, 2003 were $44,000 compared to $134,000 for the three months ended June 30, 2002. These costs did not directly relate to construction and are included as expenses in the statement of operations. The decrease is due to initial plant startup costs in 2002.

     Fuel Conversion Volume expense for the three months ended June 30, 2003 were $1.6 million compared to $0 for the comparable period for the prior calendar year. Fuel Conversion Volume expense represent a charge paid to Williams Energy under the Power Purchase Agreement based upon utilization of the Facility. The increase is due to the Facility being constructed and not in operation in second quarter of 2002.

     Total other income (expense) for the three months ended June 30, 2003 and 2002 was $(8.1) million and ($147,000), respectively, and is primarily comprised of other income and expense, interest expense and interest income. Other income consists of interim rebates received by the Company from the EPC contractor for underperformance of the Facility. Other expense consists of bank fees relating to our debt service letter of credit and reimbursement agreement and power purchase agreement letter of credit and reimbursement agreement.

     We had net income of $11,000 for the three months ended June 30, 2003 compared to a net loss of ($281,000) for the three months ended June 30, 2002.


For the Six Months Ended June 30, 2003 and 2002

     Operating revenues for the three months ended June 30, 2003 were approximately $26.8 million. This amount consists of revenue generated in a PJM capacity test in the amount of $169,000 in February 2003 and capacity sales under the Power Purchase Agreement.

     Operating expenses for the three months ended June 30, 2003 were approximately $15.3 million. Operating expenses consist of depreciation, fuel conversion volume rebate (see below), management fees and reimbursable operating and maintenance expenses paid to AES Sayreville, L.L.C., and gas purchased from Williams Energy for the PJM capacity test in the amount of $635,000 in February 2003.

     There were no operating revenues or significant operating expenses for the six months ended June 30, 2002 as the Facility was not operational.

     General and administrative costs for the six months ended June 30, 2003 were $109,000 compared to $156,000 for the six months ended June 30, 2002. These costs did not directly relate to construction and are included as expenses in the statement of operations. The decrease is due to initial startup costs in 2002.

     Fuel Conversion Volume costs for the six months ended June 30, 2003 were $3.2 million compared to $0 for the comparable period for the prior calendar year. Fuel Conversion Volume expense represent a charge paid to Williams Energy under the Power Purchase Agreement based upon utilization of the Facility. The difference is due to the Facility being constructed and not in operation in second quarter of 2002.

     Total other income (expense) for the six months ended June 30, 2003 and 2002 was $(16.3) million and $(203,000) respectively, and is comprised of other income and expense, interest expense and interest income. Other income consists of interim rebates received by the Company from the EPC contractor for underperformance of the Facility. Other expense consists of bank fees pursuant to our debt service letter of credit and reimbursement agreement and power purchase agreement letter of credit and reimbursement agreement.

     We had a net loss of $4.8 million for the six months ended June 30, 2003 compared to a net loss of $359,000 for the comparable period of the prior year.

Liquidity and Capital Resources

     Under the Power Purchase Agreement with Williams Energy, we are eligible to receive variable operations and maintenance payments, total fixed payments, energy exercise payments (each as defined in the Power Purchase Agreement) and other payments for the delivery of fuel conversion, capacity and ancillary services. From September 2002 to May 4, 2003, Williams Energy did not dispatch the Facility to a significant degree and the minimum capacity payments provided for under the Power Purchase Agreement were our primary source of operating revenues. Williams Energy has requested that we run the Facility or "dispatch" the Facility since May 5, 2003. We have used these operating revenues, together with interim rebates received from Raytheon under the construction agreement, interest income from the investment of a portion of the proceeds from the sale of the senior secured bonds and the $10 million Prepayment from Williams Energy to fund our generation expenses and other operations and maintenance expenses.

     We have provided Williams Energy a $10 million letter of credit under the Power Purchase Agreement, which we refer to as the PPA Letter of Credit to support our payment obligations under the Power Purchase Agreement. The repayment obligations with respect to any drawings under the PPA Letter of Credit are a senior debt obligation of the Company.

     Due to the downgrade of The Williams Companies, Inc.'s debt to below investment grade, the Company and Williams Energy entered into a Letter Agreement dated November 7, 2002, under which Williams Energy agreed to provide the Company with a $10 million Prepayment within five business days after execution of the Letter Agreement and at least $25 million additional collateral on January 6, 2003. Williams Energy made the $10 million Prepayment on November 14, 2002 and provided an additional $25 million of cash to us as alternative credit support. As allowed by the Letter Agreement, Williams Energy has elected to have the $10 million Prepayment included as part of the alternative credit support. In the event that the Williams Companies, Inc. regains and maintains its investment grade status, provides a substitute guaranty of Investment Grade rating, or posts a letter of credit, we will be required to return the $35 million alternative credit support to Williams Energy in accordance with the terms of the Letter Agreement, as described in
Note 5 to our Condensed Consolidated Financial Statements. As of July 31, 2003, we had cash balances of approximately $33.3 million. In the event we are required to return the $35 million we believe that we would use all or a portion of our current cash balances plus cash generated from future operations in order to return the $35 million to Williams Energy. The Company has provided Williams Energy with the PPA Letter of Credit in the amount of $10 million that may be utilized if necessary to fund obligations as they become due. This belief is subject to certain assumptions, risks and uncertainties, including those set forth above under the caption "Cautionary Note Regarding Forward-Looking Statements" and there can be no assurances that our operating revenues will generate sufficient cash.

     As of June 30, 2003, $380.6 million aggregate principal amount of senior secured bonds were outstanding. Quarterly principal repayments on the 2019 Bonds commenced on August 31, 2002 and are due on May 31, August 31, and November 30 of each year. Quarterly principal repayment of the 2029 Bonds does not commence until February 28, 2019. We have provided the collateral agent with a debt service reserve letter of credit in an initial stated amount of $22.0 million which the collateral agent may draw upon if we fail to meet our obligations under the senior secured bonds.

     As of June 30, 2003, we had capital commitments of $657,000 related to major projects. This amount includes $118,000 in dispute with Jersey Central Power regarding charges for costs related to the construction of the interconnection facilities, $114,000 related to a road modification project and $425,000 related to the Land Development Plan.

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

     Under the construction agreement, in lieu of our retaining these amounts, Raytheon is entitled to post a letter of credit in the amount of the then current retainage. As of June 30, 2003, Raytheon had provided a letter of credit of approximately $30.8 million. We may draw on this letter of credit in the event that Raytheon fails to pay us any amount owed to us under the construction agreement. As of June 30, 2003 we have drawn $447,000 on this letter of credit.

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

                                                                June 30, 2003
          Description of Asset              Depreciable Life        (000's)
---------------------------------------     ----------------     ------------
Buildings...............................            35           $      1,721
Vehicles................................             5                     96
Computers...............................             6                    667
Furniture and Fixtures..................            10                    466
CTG Parts...............................          9-36                 44,150
Gas Heaters.............................            35                  1,093
Inventory...............................            NA                  1,005
Plant...................................            35                353,283
                                                                 ------------
                                                                 $    402,481
                                                                 ============

     Contingencies -- On September 1, 2002, we notified Williams Energy of availability and a date of commercial operation of September 1, 2002, as described in the Power Purchase Agreement. Williams Energy has disputed a commercial operation date of September 1, 2002 and has informed us that Williams Energy recognizes the commercial availability of the facility as of September 28, 2002. We have entered into arbitration to settle the dispute over the commercial operation date and the proper interpretation of certain provisions of the Power Purchase Agreement and expect to resolve the arbitration during the fourth quarter of 2003 or first quarter of 2004. The arbitration relates to disputed amounts of approximately $7.6 million, which includes a $594,000 payment extension option dispute and a $7.0 million commercial operation start date dispute. We are also disputing $392,000 of merchant price and testing charges and $111,000 of heat rate penalties with Williams Energy, although this is not yet part of the arbitration. While we believe that our interpretation of the Power Purchase Agreement is correct, we cannot predict the outcome of these matters.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable pursuant to General Instruction H of Form 10-Q.


Item 4. CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures. Our President and our Chief Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15e and 15d - 15(e)) as of the end of the fiscal quarter ended June 30, 2003, have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

     Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15 that occurred during the three months ended June 30, 2003 that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.


PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

     We have entered into arbitration with Williams Energy to resolve certain disputes regarding the date of commercial operation and the proper interpretation of certain provisions of the Power Purchase Agreement relating to amounts we claim are payable by Williams Energy. We recognize a commercial operation date of September 1, 2002 (the date on which we notified Williams of commercial availability) while Williams Energy currently recognizes a commercial operation date of September 28, 2002; Williams Energy has withheld or offset, from amounts invoiced by us, amounts that Williams Energy believes were improperly invoiced by us based on Williams Energy's interpretation of the Power Purchase Agreement. We have entered into arbitration to settle the dispute over the commercial operation date and the proper interpretation of certain provisions of the Power Purchase Agreement. We expect that the arbitration will be resolved in the fourth quarter of 2003 or first quarter of 2004. The arbitration relates to disputed amounts of approximately $7.6 million, which includes a $594,000 payment extension option dispute and a $7.0 million commercial operation start date dispute. We are also disputing $392,000 of merchant price and testing gas charges and $111,000 of heat rate penalties with Williams Energy, although this is not yet part of the arbitration. While we believe that our interpretation of the Power Purchase Agreement is correct, we cannot predict the outcome of these matters.

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

     Not applicable pursuant to General Instruction H of Form 10-Q.

Item 5. OTHER INFORMATION

     None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits

       31.1   Certification of principal executive officer required by Rule 13a
              - 14(a) or 15d-14(a) of the Exchange Act.

       31.2   Certification of principal financial officer required by Rule 13a
              - 14(a) or 15d-14(a) of the Exchange Act.

       32.1 Certification of principal executive officer and principal financial officer required by Rule 13a - 14(b) or 15d - 14(d) of the Exchange Act.

  (b)  Reports on Form 8-K

       The Company did not file any reports on Form 8-K during the quarter ended June 30, 2003.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      AES RED OAK, L.L.C.

Date: August 14, 2003                 By:  /s/ A.W. BERGERON
                                           ----------------------------------
                                           A.W. Bergeron
                                           President


Date: August 14, 2003                 By:  /s/ PAM STRUNK
                                           ----------------------------------
                                           Pam Strunk
                                           Chief Financial Officer


Date: August 14, 2003                 By:  /s/ WILLIAM R. BAYKOWSKI
                                           ----------------------------------
                                           William R. Baykowski
                                           Principal Accounting Officer