Form 10-Q
period 2003-09-30
AES RED OAK LLC
filed 2003-11-14
CIK 1117445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

☐	TRANSITION REPORT PURSUANT OR TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 333-40478

AES RED OAK, L.L.C.
(Exact name of registrant as specified in its charter)

Delaware	54-1889658
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Yes ☐   No ☒

AES RED OAK, L.L.C.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AES RED OAK, L.L.C. AND SUBSIDIARY
AN INDIRECT, WHOLLY OWNED SUBSIDIARY OF THE AES CORPORATION
Condensed Consolidated Statements of Operations,
Three and Nine Months Ended September 30, 2003 and 2002
(Unaudited)
(dollars in thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
OPERATING REVENUES
Energy	$25,799	$15,060	$52,567	$15,060

OPERATING EXPENSES
Fuel costs	—	(6,982)	(635)	(6,982)
Fuel conversion volume expense	(1,618)	(267)	(4,824)	(267)
Corporate management fees	(402)	(258)	(1,200)	(258)
Other operating expenses	(3,030)	(363)	(6,639)	(363)
Depreciation expense	(2,830)	(1,544)	(8,609)	(1,544)
Taxes and insurance	(644)	(470)	(1,821)	(470)
General and administrative costs	(50)	(208)	(159)	(364)
Total operating expenses	(8,574)	(10,092)	(23,887)	(10,248)

Operating income	17,225	4,968	28,680	4,812

OTHER INCOME (EXPENSE)
Interest income	57	34	202	95
Contractor Rebates	202	339	1,415	339
Interest expense	(8,575)	(4,310)	(25,681)	(4,574)
Letter of Credit Fees	(255)	—	(761)	—
Total other income (expense)	(8,571)	(3,937)	(24,825)	(4,140)

NET INCOME	$8,654	$1,031	$3,855	$672

See notes to condensed consolidated financial statements.

AES RED OAK, L.L.C. AND SUBSIDIARY
AN INDIRECT, WHOLLY OWNED SUBSIDIARY OF THE AES CORPORATION
Condensed Consolidated Balance Sheets,
September 30, 2003 and December 31, 2002
(dollars in thousands, except share amounts)

	(Unaudited)
	September 30, 2003	December 31, 2002
ASSETS:

Current Assets:
Cash	$20	$23
Restricted cash at cost, which approximates market value	35,138	7,749
Receivables	12,822	8,442
Receivable from affiliate	245	309
Inventory	621	550
Prepaid expenses	788	230
Total current assets	49,634	17,303

Land	4,240	4,240
Construction in progress	—	344
Property, plant, and equipment – net of accumulated depreciation of $13,047 and $4,438, respectively	397,615	404,752
Deferred financing costs – net of accumulated amortization of $2,721 and $2,315, respectively	15,780	16,390
Spare parts inventory	12,150	12,013
Other assets	146	141
Total assets	$479,565	$455,183

LIABILITIES AND MEMBER’S CAPITAL:
Current Liabilities:
Accounts payable	$1,013	$1,175
Accrued liabilities	1,213	1,516
Accrued interest	2,778	2,804
Liabilities under spare parts agreement – current portion	5,996	—
Payable to affiliate	380	18
Bonds payable-current portion	5,652	6,219
Notes payable	565	—
Other current liabilities	35,000	10,000
Total current liabilities	52,597	21,732
Bonds payable – non current portion	372,353	375,361
Liabilities under spare parts agreement – non current portion	1,995	9,325

Total liabilities	$426,945	$406,418

Member’s capital:
Common stock, $1 par value-10 shares authorized, none issued or outstanding	$—	$—
Contributed capital	56,736	56,736
Member’s deficit	(4,116)	(7,971)
Total member’s capital	52,620	48,765

Total liabilities and member’s capital	$479,565	$455,183

See notes to condensed consolidated financial statements.

AES RED OAK, L.L.C. AND SUBSIDIARY
AN INDIRECT, WHOLLY OWNED SUBSIDIARY OF THE AES CORPORATION
Condensed Consolidated Statement of Changes in Member’s Capital
Period from December 31, 2002 through September  30, 2003
(dollars in thousands)
(Unaudited)

			Additional Paid-in Capital
	Common Stock			Accumulated Deficit
	Shares	Amount			Total

BALANCE DECEMBER 31, 2002	—	$—	$56,736	$(7,971)	$48,765
Net income	—	—	—	$3,855	$3,855
BALANCE September 30, 2003	—	$—	$56,736	$(4,116)	$52,620

See notes to condensed consolidated financial statements.

AES RED OAK, L.L.C. AND SUBSIDIARY
AN INDIRECT, WHOLLY OWNED SUBSIDIARY OF THE AES CORPORATION
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
September 30, 2003 and 2002
(dollars in thousands)
(Unaudited)

	Nine months Ended September 30
	2003	2002

OPERATING ACTIVITIES:
Net income	$3,855	$672
Amortization of deferred financing costs	610	609
Depreciation	8,609	1,475

Change in:
Accrued liabilities	(329)	277
Accounts receivable — trade	(4,380)	(6,606)
Accounts receivable — from affiliates	64	1,664
Other assets	(76)	(265)
Payable to affiliates	362	(1,823)
Prepaid expenses	7	(513)
Accounts payable	(162)	1,950

Net cash (used in) provided by operating activities	$8,560	$(2,560)

INVESTING ACTIVITIES:
Payments for construction in progress	—	(51,965)
Purchases of property, plant, and equipment	(1,265)	—
Restricted cash	(27,389)	(2,165)
Other		2,137

Net cash used in investing activities	$(28,654)	$(51,993)

FINANCING ACTIVITIES:
Payment of principal on bonds payable	(3,575)	(1,210)
Other liabilities	25,000	—
Payments for Long Term Parts	(1,334)	—
Contribution from parent	—	55,750

Net cash provided in financing activities	$20,091	$54,540

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	$(3)	$(13)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	23	48
CASH AND CASH EQUIVALENTS, END OF PERIOD	$20	$35

SUPPLEMENTAL DISCLOSURE:
Interest paid (net of amounts capitalized)	$25,202	$1,689

See notes to condensed consolidated financial statements.

AES RED OAK, L.L.C. AND SUBSIDIARY
AN INDIRECT, WHOLLY OWNED SUBSIDIARY OF THE AES CORPORATION
Notes to Condensed Consolidated Financial Statements

1.             ORGANIZATION

AES Red Oak, L.L.C. (the “Company”) was formed on September 13, 1998, in the State of Delaware, to develop, construct, own and operate an 830-megawatt (MW) gas-fired, combined cycle electric generating facility (the “Facility”) in the Borough of Sayreville, Middlesex County, New Jersey. The Company was considered dormant until March 15, 2000 (hereinafter, “inception”), at which time it consummated a project financing and certain related agreements. On March 15, 2000, the Company issued $384 million in senior secured bonds for the purpose of providing financing for the construction of the Facility and to fund, through the construction period, interest payments to the bondholders (see Note 3). In late September 2000, the Company consummated an exchange offer whereby the holders of the senior secured bonds exchanged their privately placed senior secured bonds for registered senior secured bonds.

The Facility consists of three Westinghouse 501 FD combustion turbines, three unfired heat recovery steam generators, and one multicylinder steam turbine. The Facility provides fuel conversion and ancillary services and we make the capacity of the Facility available solely to Williams Power Company, Inc. (formerly Williams Energy Marketing & Trading Company) (“Williams Energy”) under a 20-year Fuel Conversion Services, Capacity and Ancillary Services Purchase Agreement (the “Power Purchase Agreement” or “PPA”). The term of the PPA is twenty years from the last day of the month in which commercial operation commenced, which was September 2002.  The Company reached provisional acceptance on August 11, 2002, risk transfer on August 13, 2002, and reached commercial availability on September 1, 2002. Williams Energy disputed the September 1, 2002 commercial operation date and informed the Company that it recognized the Commercial Operation Date of the Facility as September 28, 2002. The Company initiated an arbitration to settle the dispute over the Commercial Operation Date.  On November 4, 2003, the Company and Williams Energy settled this dispute.  Under the settlement, Williams will make a cash payment to us of $4,050,153 on or before November 14, 2003, which includes $225,055 of interest from October 2002 to the payment date, and the Commercial Operation Date was agreed to be September 28, 2002.  This payment settles all payment obligations between the parties for the month of September 2002 with respect to the Commercial Operation Date under the PPA.  From the Company’s perspective, the cash payment has the economic effect of recognizing a Commercial Operation Date prior to of September 28, 2002. The Company is disputing $397,000 of merchant price, testing gas and other charges with Williams Energy, although this was not part of the arbitration.

After the Facility reached provisional acceptance, the Company elected to confirm reliability for up to 19 days before binding with Williams Energy. Beginning August 13, 2002 (the risk transfer date) through August 31, 2002, the Company operated the Facility as a merchant plant with electric revenues sold to Williams Energy, in its capacity as the Company’s PJM account representative, at spot market prices and bought gas from Williams Energy at spot market prices. Additionally, during September 2002, the Company made net electric energy available to Williams Energy during times when it had not received a Williams Energy dispatch notice. This net electric energy is referred to as “other sales of energy” in the Power Purchase Agreement and is sold at the local marginal price commonly referred to as spot market energy. Gas required for this energy generation was purchased from Williams Energy at spot market prices.

The Company is a wholly owned subsidiary of AES Red Oak, Inc. (“Red Oak”), which is a wholly-owned subsidiary of The AES Corporation (“AES”). Red Oak has no assets other than its ownership interests in the Company and AES Sayreville, L.L.C.  Red Oak has no operations and is not expected to have any operations. Red Oak’s only income is distributions (if any) it receives from the Company and AES Sayreville, L.L.C.  Pursuant to an equity subscription agreement, Red Oak agreed to contribute up to approximately $56.7 million to the Company to fund construction after the bond proceeds were fully utilized. This full amount was contributed by September 30, 2002.        The Company does not have access to additional liquidity pursuant to this agreement as Red Oak has fulfilled its funding obligations thereunder. The equity that Red Oak provided to the Company was provided to Red Oak by AES, which owns all of the equity interests in Red Oak. AES files quarterly and annual reports with the Securities and Exchange Commission under the Securities Exchange Act of 1934, which are publicly available, but which do not constitute a part of, and are not incorporated into, this Form 10-Q.

The Company owns all of the equity interests in AES Red Oak Urban Renewal Corporation (“AES URC”), which was organized as an urban renewal corporation under New Jersey Law. As an urban renewal corporation under New Jersey law, portions of the Facility can be designated as redevelopment areas in order to provide certain real estate tax and development benefits to the Facility. AES URC has no operations outside of its activities in connection with the Facility.

2.             BASIS OF PRESENTATION

In the Company’s opinion, all adjustments necessary for a fair presentation of the unaudited results of operations for the interim periods presented herein are included. All such adjustments include accruals of a normal and recurring nature. Certain reclassifications have been made to prior-period amounts to conform to the 2003 presentation. Prior to the August 13, 2002 date of risk transfer, the Facility was under construction, and the Company was a development stage company. Accordingly, the results of operations for the three and nine months and cash flows for nine months ended September 30, 2003 and 2002 are not comparable. Undue reliance should not be placed upon a period-by-period comparison. The results of operations for the three and nine-month periods presented herein are not necessarily indicative of the results of operations to be expected for the full year or future periods.

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

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. The accompanying condensed consolidated financial statements are unaudited and they should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

The senior secured bonds were issued in two series: 8.54% senior secured bonds due 2019 (the

“2019 Bonds”) in an aggregate principal amount of $224 million and 9.20% senior secured bonds due 2029 (the “2029 Bonds”) in an aggregate principal amount of $160 million. Annual principal repayments on the Bonds are scheduled as follows:

Year	Annual Payment

2003 (remaining subsequent to September 30, 2003)	$2.6 million
2004	$5.2 million
2005	$5.1 million
2006	$7.1 million
2007	$6.1 million
Thereafter	$351.9 million
Total	$378.0 million

Principal repayment dates on the 2019 Bonds are February 28, May 31, August 31, and November 30 of each year, with the final payment due November 30, 2019. Quarterly principal repayments commenced on August 31, 2002. Quarterly principal repayment of the 2029 Bonds does not commence until February 28, 2019. The company made the scheduled principal payment of approximately $2.64 million in August 2003 on the 2019 bonds.

4.             CONCENTRATION OF CREDIT RISK IN WILLIAMS ENERGY AND AFFILIATES

Williams Energy is currently the Company’s sole customer for purchases of capacity, ancillary services, and energy and its sole source for fuel.  Williams Energy’s payments under the Power Purchase Agreement are expected to provide all of the Company’s operating revenues during the term of the Power Purchase Agreement (see Note 5). It is unlikely that the Company would be able to find another purchaser or fuel source on similar terms for its Facility if Williams Energy were not performing under the Power Purchase Agreement.  Any material failure by Williams Energy to make capacity and fuel conversion payments or to supply fuel under the Power Purchase Agreement would have a severe impact on the Company’s operations.  The payment obligations of Williams Energy under the Power Purchase Agreement are guaranteed by The Williams Companies, Inc.  The payment obligations of The Williams Companies, Inc. under the guaranty were originally capped at an amount equal to approximately $510 million.  Beginning on January 1 of the first full year after the commercial operation date, this guaranty cap is to be reduced semiannually by a fixed amount which is based on the amortization of the company’s senior secured bonds during the applicable semiannual period.  As of September 30, 2003 the guarantee was capped at $507.6 million.

The Company’s dependence upon The Williams Companies, Inc. and its affiliates under the Power Purchase Agreement exposes the Company to possible loss of revenues and fuel supply, which in turn, could negatively impact its cash flow and financial condition and may result in a default on its senior secured bonds.  There can be no assurances as to the Company’s ability to generate sufficient cash flow to cover operating expenses or its debt service obligations in the absence of a long-term power purchase agreement with Williams Energy.

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

The term of the PPA is 20 years from the first contract anniversary date, which is the last day of the month in which commercial availability occurs.  The Company entered into arbitration with Williams Energy to resolve a dispute regarding the commercial operation date and disputes over the proper interpretation of certain provisions of the Power Purchase Agreement with respect to amounts claimed by the Company to be payable by Williams Energy under the Power Purchase Agreement (see Note 6).  On November 4, 2003, the Company and Williams Energy settled these disputes and the Commercial Operation Date was agreed to be September 28, 2002.  The related revenue had been substantially recorded in September 2002, with the remaining amount to be recorded in the fourth quarter of 2003.  The agreed upon payment settles all payment obligations between the parties for the month of September 2002 with respect to the Commercial Operation Date under the PPA.  The Company is disputing $397,000 of merchant price, testing gas and other charges with Williams Energy, although this was not part of the arbitration.

Public Service Electric and Gas constructed, on behalf of Williams Energy, all natural gas interconnection facilities necessary for the delivery of natural gas to the Company’s natural gas delivery point. This includes metering equipment, valves and piping.  Upon the expiration or termination of the PPA , the Company has the right to purchase the natural gas interconnection facilities from Williams.

The Company has provided Williams Energy a letter of credit (the “PPA Letter of Credit”) in an amount of $10 million to support the Company’s obligations under the Power Purchase Agreement.  The repayment obligations with respect to any drawings under the PPA Letter of Credit are a senior debt obligation of the Company.

The payment obligations of Williams Energy under the PPA are guaranteed by The Williams Companies, Inc.  The payment obligations of The Williams Companies, Inc. under the guaranty were originally capped at an amount equal to approximately $510 million.  Beginning on January 1 of the first full year after the commercial operation date, this guaranty cap is to be reduced semiannually by a fixed amount which is based on the amortization of our senior secured bonds during the applicable semiannual period.  As of September 30, 2003 the guarantee was capped at $507.6 million.

Pursuant to Section 18.3 of the Power Purchase Agreement, in the event that Standard & Poor’s “S&P” or Moody’s rates the long-term senior unsecured debt of The Williams Companies, Inc. lower than investment grade, The Williams Companies, Inc. is required to supplement its guarantee with additional alternative security that is acceptable to the Company within 90 days after the loss of such investment grade rating.  According to published sources, on July 23, 2002, S&P lowered the long-term senior unsecured debt rating of The Williams Companies, Inc. to “BB-” from “BBB-” and further lowered such rating to “B” on July 25, 2002.  According to published sources, on July 24, 2002, Moody’s lowered the long-term senior unsecured debt rating of The Williams Companies, Inc. to “B1” from “Baa3” and further lowered such rating on November 22, 2002 to “Caa1.”  Accordingly, The Williams Companies, Inc.’s long term senior unsecured debt is currently rated below investment grade by both S&P and Moody’s.

Due to the downgrade of The Williams Companies, Inc. to below investment grade, the Company and Williams Energy entered into a letter agreement dated November 7, 2002 (the “Letter Agreement”), under which Williams Energy agreed to (a) provide the Company a prepayment of $10 million within five business days after the execution of the Letter Agreement (the “Prepayment”); (b) provide the Company alternative credit support equal to $35 million on or before January 6, 2003 in any of the following forms (i) cash, (ii) letter(s) of credit with the Company as the sole beneficiary substantially in the form of the PPA Letter of Credit, unless mutually agreed to otherwise, or (iii) a direct obligation of the United States Government delivered to a custodial securities account as designated by the Company with a maturity of not more than three years; and (c) replenish any portion of the alternative credit support that is drawn, reduced, cashed, or redeemed, at any time, with an equal amount of alternative credit support.  In the Letter Agreement, the Company and Williams Energy acknowledged that the posting of such alternative credit support and Williams Energy’s agreement and performance of the requirements of (a), (b), and (c) as set forth in the immediately preceding sentence, would be in full satisfaction of Williams Energy’s obligations contained in Section 18.3 of the Power Purchase Agreement.  In the Letter Agreement, the Company and Williams Energy expressly agreed that the posting of the Prepayment or any alternative credit support at any time or any other terms set forth in the Letter Agreement, were not intended, and did not modify, alter, or amend in any way, the terms and conditions or relieve The Williams Company, Inc. from any obligations it has under its guaranty of the payment obligations of Williams Energy under the Power Purchase Agreement.  The guaranty remains in full force and effect, and the Company retains all of its rights and remedies provided by that guaranty.

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

Williams Energy made the $10 million Prepayment on November 14, 2002 and provided an additional $25 million of cash to the Company on January 6, 2003 as the alternative credit support.  As allowed by the Letter Agreement, Williams has elected to have the $10 million Prepayment included as part of the alternative credit support.  In the event that Williams regains and maintains its investment grade status, provides a substitute guaranty of investment grade rating, or posts a letter of credit, the Company will be required to return the $35 million alternative credit support to Williams Energy in accordance with the terms of the Letter Agreement as described above. Accordingly, the $35 million received is included as a restricted cash asset and as a current liability.

6.             COMMITMENTS AND CONTINGENCIES

Williams Energy Arbitration – As discussed in Note 5, the Company entered into arbitration with Williams Energy to resolve certain disputes regarding the date of commercial operation and the proper interpretation of certain provisions of the Power Purchase Agreement relating to the amounts claimed by the Company to be payable by Williams Energy.  Williams Energy has withheld or offset from amounts invoiced by the Company amounts that Williams Energy believes were improperly invoiced based on Williams Energy’s interpretation of the Power Purchase Agreement.  The arbitration related to disputed amounts of approximately $7.6 million, which included a $594,000 payment extension option dispute and a $7.0 million commercial operation start date dispute. On November 4, 2003, the Company and Williams Energy settled this dispute.  Under the settlement, Williams will make a cash payment to us of $4,050,153 on or before November 14, 2003, which includes $225,055 of interest from October 2002 to the payment date, and the Commercial Operation Date was agreed to be September 28, 2002.  The related revenue had been substantially recorded in September 2002, with the remaining amount to be recorded in the fourth quarter of 2003.  This payment settles all payment obligations between the parties for the month of September 2002 with respect to the Commercial Operation Date under the PPA.  From the Company’s perspective, the cash payment has the economic effect of recognizing a Commercial Operation Date prior to September 28, 2002. The Company is disputing $397,000 of merchant price, testing gas and other charges with Williams Energy, although this was not part of the arbitration.

Construction Agreement - The Company entered into an Agreement for Engineering, Procurement and Construction (EPC) services, dated as of October 15, 1999, between the Company and WGI (as the successor contractor), as amended for the design, engineering, procurement, site preparation and clearing, civil works, construction, start-up, training and testing and to provide all materials and equipment (excluding operational spare parts), machinery, tools, construction fuels, chemicals and utilities, labor, transportation, administration and other services and items (collectively and separately, the “services”) of the Facility. Under a guaranty in the Company’s favor, effective as of October 15, 1999, all of WGI’s obligations under the construction agreement are irrevocably and unconditionally guaranteed by Raytheon. In 2001, as a result of WGI’s bankruptcy filing, the Company made a demand on Raytheon to perform its obligations under the Raytheon guarantee and WGI, Raytheon and the Company entered into agreements pursuant to which Raytheon became responsible for the construction of the Facility.

Under the construction agreement, in lieu of the Company’s retainage, Raytheon is entitled to post a letter of credit in the amount of the then current retainage.  As of September 30, 2003, Raytheon had provided a letter of credit of approximately $30.8 million.  We may draw on this letter of credit in the event that Raytheon fails to pay us any amount owed to us under the construction agreement.  As of October 31, 2003 we have drawn $447,000 on this letter of credit.

As discussed in Note 1, provisional acceptance has been granted and the Facility has commenced commercial operations, however, Raytheon must perform certain agreed upon completion items in order to obtain final acceptance. Raytheon gave notice of Final Acceptance on July 22, 2003 based on its July 8, 2003 performance test.  On July 31, 2003, the Company received a letter from the project’s independent engineer stating that it could not support Raytheon’s claim of final acceptance and it did not consider the July 8, 2003 performance test valid.  In making this assessment, the independent engineer cited, among other reasons, (i) modifications made to certain equipment in performance of the July 8 performance test which would adversely impact the operations of the plant and other pieces of equipment and (ii) Raytheon’s failure to demonstrate compliance with guaranteed emissions limits.  On August 1, 2003, the Company rejected Raytheon’s claim of final acceptance.  This rejection was based upon Raytheon’s failure to meet the conditions for final acceptance provided for in the EPC contract. On August 7, 2003, the Company received a response from Raytheon in which Raytheon claims that the Company’s rejection of the final acceptance is invalid and improper.  The Company is currently considering its options for resolving this dispute.

Maintenance Services – Pursuant to a maintenance services agreement dated December 5, 1999, Siemens Westinghouse is to provide the Company with specific combustion turbine maintenance services and spare parts for twelve maintenance periods or until December 8, 2015.  As of September 30, 2003, the Company has received approximately $10.5 million in rotable spare parts under this agreement.  This amount is recorded as spare parts inventory and current and long-term liabilities in the accompanying balance sheets.  The fees assessed by Siemens Westinghouse will be based on the number of Equivalent Base Load Hours accumulated by the applicable Combustion Turbine as adjusted for inflation.  These fees are capitalized to the Facility when paid and expensed as maintenance occurs.  For financial reporting purposes the payments made to Siemens Westinghouse are treated as a reduction of the liabilities under the spare-parts agreement in the accompanying balance sheet.

Water Supply and Water Supply Pipeline – The Company has entered into a contract with the Borough of Sayreville (the “Borough”) by which the Borough will provide untreated water to the Company. The contract has a term of 30 years with an option to extend for up to four additional five-year terms. The Company is contractually committed to a minimum annual payment of $300,000.

Interconnection Agreement (GPU) – The Company has entered into an interconnection agreement with Jersey Central Power & Light Company d/b/a GPU Energy (“GPU”) to transmit the electricity generated by the Facility to the transmission grid so that it may be sold as prescribed under the PPA. The agreement is in effect for the life of the Facility, yet may be terminated by mutual consent of both GPU and the Company under certain circumstances as detailed in the agreement. Costs associated with the agreement are based on electricity transmitted via GPU at a variable price and the PJM (Pennsylvania/New Jersey/Maryland) Tariff as charged by GPU, which is comprised of both service cost and asset recovery cost, as determined by GPU and approved by the Federal Energy Regulatory Committee. The Company has been importing electricity from the transmission system to support commissioning of the Facility since July 2001 and the interconnection facilities have exported power to the transmission system since that time.

Interconnection Installation Agreement (GPU) – The Company entered into an interconnection agreement with GPU on April 27, 1999 to design, furnish, install and own certain facilities required to interconnect the Company with the transmission system.  Under the terms of this agreement, GPU will provide all labor, supervision, materials and equipment necessary to perform the interconnection installation. The cost of these interconnection facilities is approximately $5.3 million. The Company had paid $5.1 million to GPU for these facilities as of September 30, 2003.

Interconnection Services Agreement (PJM) – The Company entered into an interconnection agreement with the Independent System Operator (“ISO”) of the PJM Control Area on December 24, 2001, as required under the PJM Open Access Transmission Tariff. This agreement includes specifications for each generating unit that will be interconnected to the Transmission System, confirms Capacity Interconnection Rights and includes the Company’s agreement to abide by all rules and procedures pertaining to generation in the PJM Control Area.

Land Development Plan – The Company entered into an agreement with the Borough of Sayreville by which the Company will develop and implement a plan to replace trees which were removed during clearing of the Facility site.  The Land Development Plan is required for final site approval. The estimated cost of the plan is approximately $425,000.  The Company is in the process of selecting a contractor to perform the service and no payments have been made as of September 30, 2003.  On July 23, 2003, the project was secured by a letter of credit issued by Union Bank of California for $425,000 with the Borough of Sayreville as the beneficiary.  This irrevocable standby letter of credit currently has an expiration date of June 30, 2004 and represents the amount potentially due if there is a failure of AES Red Oak, LLC to take action regarding the plan.

7.             NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the FASB issued SFAS No. 143, entitled “Accounting for Asset Retirement Obligations.”  This standard is effective for fiscal years beginning after June 15, 2002 and provides accounting requirements for asset retirement obligations associated with long-lived assets.  Under the Statement, the asset retirement obligation is recorded at fair value in the period in which it is incurred by increasing the carrying amount of the related long-lived asset.  The liability is accreted to its present value in each subsequent period and the capitalized cost is depreciated over the useful life of the related asset. The adoption of this standard did not have a material effect on the Company’s financial statements.

In April 2002, the FASB issued SFAS No. 145, entitled “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  This statement eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement.  Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification.  In addition, SFAS No. 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules.  The statement also contains other nonsubstantive corrections to authoritative accounting literature.  The changes related to debt extinguishment are effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting are effective for transactions occurring after May 15, 2002. The adoption of this standard did not have a material effect on the Company’s financial statements.

In June 2002, the FASB issued SFAS No. 146, entitled “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring and similar costs.  SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (“EITF”) Issue No. 94-3.  The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred.  Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of a company’s commitment to an exit plan.  SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value.  Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. The adoption of this standard did not have a material effect on the Company’s financial statements.

In April 2003, the FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS No. 149”).  SFAS No. 149 amends and clarifies the accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133.  The amendments set forth in SFAS No. 149 require that contracts with comparable characteristics be accounted for similarly.  In particular, this statement clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative according to SFAS No. 133 and when a derivative contains a financing component that warrants special reporting in the statement of cash flows.  In addition, the statement amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and amends certain other existing pronouncements.

The requirements of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.  The provisions of the statement that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. The adoption of this standard did not have a material effect on the Company’s financial statements.

In May 2003, the FASB adopted SFAS No. 150, “Accounting for Certain Financial Instruments with characteristics of both Liabilities and Equity”.  This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  We do not expect that the adoption of this pronouncement will have a material effect on our financial position, results of operations, or cash flows.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”.  This interpretation establishes new disclosure requirements for all guarantees, but the measurement criteria are applicable to guarantees issued and modified after December 31, 2002. The adoption of this interpretation did not have any immediate material effect on the Company’s financial statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”.  This interpretation is effective immediately for all enterprises with variable interests in variable interest entities created after January 31, 2003.  FIN 46 provisions must be applied to variable interests in variable interest entities created before February 1, 2003 from the beginning of the fourth quarter of 2003 or first quarter of 2004.  If an entity is determined to be a variable interest entity, it must be consolidated by the enterprise that absorbs the majority of the entity’s expected losses if they occur and/or receives a majority of the entity’s expected residual returns if they occur.  If significant variable interests are held in a variable interest entity, the company must disclose the nature, purpose, size and activity of the variable interest entity and the company’s maximum exposure to loss as a result of its involvement with the variable interest entity in all financial statements issued after January 31, 2003.  The adoption of this interpretation did not have a material effect on the Company’s financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

Some of the statements in this Form 10-Q, as well as statements made by us in periodic press releases and other public communications, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Certain, but not necessarily all, of such forward- looking statements can be identified by the use of forward-looking terminology, such as “believes,” “estimates,” “plans,” “projects,” “expects,” “may,” “will,” “should,” “approximately,” or “anticipates” or the negative thereof or other variations thereof or comparable terminology or by discussion of strategies, each of which involves risks and uncertainties. We have based these forward-looking statements on our current expectations and projections about future events based upon our knowledge of facts as of the date of this Form 10-Q and our assumptions about future events.

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

•               the financial condition of third parties on which we depend, including in particular Williams Energy, as the fuel supplier under the Power Purchase Agreement (PPA) we entered into with Williams Energy for the sale of all electric energy and capacity produced by the Facility, as well as ancillary and fuel conversion services, and The Williams Companies Inc, as the guarantor of Williams Energy’s performance under the Power Purchase Agreement;

•               delays in, or disputes over, the final completion of our facility;

•               the continued performance of Williams Energy (as guaranteed by The Williams Companies, Inc.) under the Power Purchase Agreement;

•               the ability of The Williams Companies, Inc. or its affiliates to avoid a default under the Power Purchase Agreement by continuing to maintain or provide adequate security to supplement their guarantee of Williams Energy’s performance under the Power Purchase Agreement;

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

•               the possibility that Williams Energy will not request that we run or “dispatch” the Facility as provided under the Power Purchase Agreement;

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

The facility reached provisional acceptance on August 11, 2002, risk transfer on August 13, 2002, and became commercially available under the Power Purchase Agreement on September 1, 2002.  Williams Energy has disputed the September 1, 2002 commercial operation date and informed the Company that it recognizes commercial availability of the Facility as of September 28, 2002. On November 4, 2003, the Company and Williams Energy settled this dispute.  Under the settlement, Williams will make a cash payment to us of $4,050,153 on or before November 14, 2003, which includes $225,055 of interest from October 2002 to the payment date, and the Commercial Operation Date was agreed to be September 28, 2002.  The related revenue had been substantially recorded in September 2002, with the remaining amount to be recorded in the fourth quarter of 2003.  This payment settles all payment obligations between the parties for the month of September 2002 with respect to the Commercial Operation Date under the PPA.  From the Company’s perspective, the cash payment has the economic effect of recognizing a Commercial Operation Date prior to of September 28, 2002. The Company is disputing $397,000 of merchant price, testing gas and other charges with Williams Energy, although this was not part of the arbitration.

Since achieving commercial operations, under the Power Purchase Agreement with Williams Energy, we are eligible to receive variable operations and maintenance payments, total fixed payments, energy exercise fee payments (each as defined in the Power Purchase Agreement) and other payments for the delivery of fuel conversion, capacity and ancillary services.  From May 5, 2003 through September 22, 2003, Williams Energy requested that we run the Facility or “dispatch” the Facility. From September 28,2002 to May 2003 and from September 23, 2003 through the date of this filing.  Williams Energy did not request that we run the Facility or “dispatch” the facility to a significant degree and the minimum capacity payments provided for under the Power Purchase Agreement were our primary source of operating revenues.  We have used these operating revenues, together with interim rebates received from Raytheon under the construction agreement, interest income from the investment of a portion of the proceeds from the sale of the senior secured bonds and the $10 million Prepayment from Williams Energy to fund our generation expenses and other operations and maintenance expenses.

The following discussion presents certain financial information for the three and nine months ended September 30, 2003 and 2002.

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

Performance Guarantees

Electrical Output

Since the average net electrical output of the facility at provisional acceptance was less than the electrical output guarantee, Raytheon Company (“Raytheon”) is required to pay us, as a rebate and not as liquidated damages, for each day during the period from August 11, 2002 until the date of the next performance test, which we refer to as the interim period, an amount equal to $0.22 per day for each kilowatt by which the average net electrical output was less than the electrical output guarantee. During initial performance testing, our output was calculated to be 13,370 kilowatts less than the electrical output guarantee. Accordingly, our daily rebate charge to Raytheon for this amount has been calculated at approximately $2,941 per day since August 14, 2002.

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

During the three-month period ended September 30, 2003, the company invoiced Raytheon approximately $208,000 in electrical output and heat rate rebates for July, 2003. As of September 30, 2003, Raytheon has paid approximately $148,000 of the rebates invoiced.

Raytheon gave notice of Final Acceptance on July 22, 2003 based on its July 8, 2003 performance test.  On July 31, 2003, the Company received a letter from the project’s independent engineer stating that it could not support Raytheon’s claim of final acceptance and it did not consider the July 8, 2003 performance test valid.  In making this assessment, the independent engineer cited, among other reasons, (i) modifications made to certain equipment in performance of the July 8 performance test which would adversely impact the operations of the plant and other pieces of equipment and (ii) Raytheon’s failure to comply with guaranteed emissions limits.  On August 1, 2003, the Company rejected Raytheon’s claim of final acceptance.  This rejection was based upon Raytheon’s failure to meet the conditions for final acceptance provided for in the EPC contract. On August 7, 2003, the Company received a response from Raytheon in which Raytheon claims that the Company’s rejection of the final acceptance is invalid and improper.  The Company is currently considering its options for resolving this dispute.

Recent and New Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 143, entitled “Accounting for Asset Retirement Obligations.”  This standard is effective for fiscal years beginning after June 15, 2002 and provides accounting requirements for asset retirement obligations associated with long-lived assets.  Under the Statement, the asset retirement obligation is recorded at fair value in the period in which it is incurred by increasing the carrying amount of the related long-lived asset.  The liability is accreted to its present value in each subsequent period and the capitalized cost is depreciated over the useful life of the related asset. The adoption of this standard did not have a material effect on the Company’s financial statements.

In April 2002, the FASB issued SFAS No. 145, entitled “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  This statement eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement.  Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification.  In addition, SFAS No. 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules.  The statement also contains other nonsubstantive corrections to authoritative accounting literature.  The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. The adoption of this standard did not have a material effect on the Company’s financial statements.

In June 2002, the FASB issued SFAS No. 146, entitled “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring and similar costs.  SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (“EITF”) Issue No. 94-3.  The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred.  Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of a company’s commitment to an exit plan.  SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value.  Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. The adoption of this standard did not have a material effect on the Company’s financial statements.

In April 2003, the FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS No. 149”).  SFAS No. 149 amends and clarifies the accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133.  The amendments set forth in SFAS No. 149 require that contracts with comparable characteristics be accounted for similarly.  In particular, this statement clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative according to SFAS No. 133 and when a derivative contains a financing component that warrants special reporting in the statement of cash flows.  In addition, the statement amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and amends certain other existing pronouncements.

The requirements of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.  The provisions of the statement that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. The adoption of this standard did not have a material effect on the Company’s financial statements.

In May 2003, the FASB adopted SFAS No. 150, “Accounting for Certain Financial Instruments with characteristics of both Liabilities and Equity”.  This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  We do not expect that the adoption of this pronouncement will have a material effect on our financial position, results of operations, or cash flows.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”.  This interpretation establishes new disclosure requirements for all guarantees, but the measurement criteria are applicable to guarantees issued and modified after December 31, 2002. The adoption of this interpretation did not have any immediate material effect on the Company’s financial statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”.  This interpretation is effective immediately for all enterprises with variable interests in variable interest entities created after January 31, 2003.  FIN 46 provisions must be applied to variable interests in variable interest entities created before February 1, 2003 from the beginning of the fourth quarter of 2003 or first quarter of 2004.  If an entity is determined to be a variable interest entity, it must be consolidated by the enterprise that absorbs the majority of the entity’s expected losses if they occur and/or receives a majority of the entity’s expected residual returns if they occur.  If significant variable interests are held in a variable interest entity, the company must disclose the nature, purpose, size and activity of the variable interest entity and the company’s maximum exposure to loss as a result of its involvement with the variable interest entity in all financial statements issued after January 31, 2003.  The adoption of this interpretation did not have a material effect on the Company’s financial statements.

Results of Operations

Our Facility reached provisional acceptance on August 11, 2002, risk transfer on August 13, 2002 and reached commercial availability under the Power Purchase Agreement in September 2002. Prior to August 13, 2002, the Facility was under construction, and we were a development stage company. Accordingly, the results of operations, the financial condition, and cash flows for the three and nine months ended September 30, 2003 and 2002 are not comparable.

For the Three Months Ended September 30, 2003 and 2002

Operating revenues for the three months ended September 30, 2003 were approximately $25.8 million compared to $15.1 million for the three months ended September 30, 2002. Revenue in the three months ended September 30, 2003 consists of capacity sales as well as ancillary services and fuel conversion services under the Power Purchase Agreement. The revenues for the three months ended September 30, 2002 consists of merchant revenue for August and part of September and capacity sales under the Power Purchase Agreement in September.

Operating expenses for the three months ended September 30, 2003 were approximately $8.6 million compared to $10.1 million from the three months ended September 30, 2002. Operating expenses consist of depreciation, fuel conversion volume rebate (see below), management fees and reimbursable operating and maintenance expenses paid to AES Sayreville, L.L.C.  The decrease in operating expenses is due to increased Facility dispatch in 2003.

General and administrative costs for the three months ended September 30, 2003 were $50,000 compared to $208,000 for the three months ended September 30, 2002. These costs did not directly relate to construction and are included as expenses in the statement of operations. The decrease is due to the absence in 2003 of initial plant startup costs incurred in 2002.

Fuel Conversion Volume expense for the three months ended September 30, 2003 were $1.6 million compared to $267,000 for the three months ended September 30, 2002. Fuel Conversion Volume expense represents a charge paid to Williams Energy under the Power Purchase Agreement based upon utilization of the Facility. The increase in the expense during the three months ended September 30, 2003 compared to the three months ended September 30, 2002 is due to the Facility not operating under the PPA until September 2002.

Total other income (expense) for the three months ended September 30, 2003 and 2002 was $(8.6) million and ($3.9) million, respectively, and is primarily comprised of contractor rebates, Letter of Credit fees, interest expense and interest income. Contractor rebates are received by the Company from the EPC contractor for underperformance of the Facility.  Letter of Credit fees relate to our debt service letter of credit and reimbursement agreement and power purchase agreement letter of credit and reimbursement agreement.  The increase in other expense for the three months ended September 30, 2003 compared to the three months ended September 30, 2002 is primarily due to higher interest expense. The Facility was under construction until August 2002, at which time the related interest was first charged to expense. .

We had net income of $8.7 million for the three months ended September 30, 2003 compared to a net income of $1.0 million for the three months ended September 30, 2002.

For the Nine Months Ended September 30, 2003 and 2002

Operating revenues for the nine months ended September 30, 2003 were approximately $52.6 million compared to $15.1 million for the comparable period of the prior calendar year. Revenues for the nine months ended September 30, 2003 consist of capacity sales as well as ancillary services and fuel conversion services under the Power Purchase Agreement. Revenues for the nine months ended September 30, 2002 consist of merchant revenue for August and part of September and capacity sales under the Power Purchase Agreement in September.

Operating expenses for the nine months ended September 30, 2003 were approximately $23.9 million compared to $10.2 million for the nine months ended September 30, 2002. Operating expenses consist of depreciation, fuel conversion volume rebate (see below), management fees and reimbursable operating and maintenance expenses paid to AES Sayreville, L.L.C., and gas purchased from Williams Energy for the PJM capacity test in the amount of $635,000 in February 2003. The increase in operating expenses is due to increased Facility dispatch in 2003.

General and administrative costs for the nine months ended September 30, 2003 were $159,000 compared to $364,000 for the nine months ended September 30, 2002. These costs did not directly relate to construction and are included as expenses in the statement of operations. The decrease is due to initial startup costs in 2002. The decrease is due to the absence in 2003 of initial plant startup costs incurred in 2002.

Fuel Conversion Volume costs for the nine months ended September 30, 2003 were $4.8 million compared to $267,000 for the comparable period for the prior calendar year. Fuel Conversion Volume expense represent a charge paid to Williams Energy under the Power Purchase Agreement based upon utilization of the Facility. The increase is due to the Facility not operating under the PPA until September 2002.

Total other income (expense) for the nine months ended September 30, 2003 and 2002 was $(24.8)

million and $(4.1) million respectively, and is comprised of contractor rebates, Letter of Credit fees, interest expense and interest income. Contractor rebates are received by the Company from the EPC contractor for underperformance of the Facility.  Letter of Credit fees relate to our debt service letter of credit and reimbursement agreement and power purchase agreement letter of credit and reimbursement agreement. The increase in other expense for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 is primarily due to higher interest expense. The Facility was under construction until August 2002, at which time the related interest was first charged to expense. .

We had a net income of $3.9 million for the nine months ended September 30, 2003 compared to a net income of $672,000 for the comparable period of the prior year.

Liquidity and Capital Resources

Under the Power Purchase Agreement with Williams Energy, we are eligible to receive variable operations and maintenance payments, total fixed payments, energy exercise payments (each as defined in the Power Purchase Agreement) and other payments for the delivery of fuel conversion, capacity and ancillary services.  During the period September 2002 to May 4, 2003 and since September 23, 2003 Williams Energy did not and has not dispatched the Facility to a significant degree.  During these periods the minimum capacity payments provided for under the Power Purchase Agreement have been our primary source of operating revenues.  Williams Energy did request that we run the Facility or “dispatch” the Facility from May 5, 2003 through September 22, 2003.  We have used these revenues for the sale of energy under the Power Purchase Agreement (including minimum capacity payments), together with interim rebates received from Raytheon under the construction agreement, interest income from the investment of a portion of the proceeds from the sale of the senior secured bonds and the $10 million Prepayment from Williams Energy to fund our generation expenses and other operations and maintenance expenses.

 We have provided Williams Energy a $10 million letter of credit under the Power Purchase Agreement, which we refer to as the PPA Letter of Credit to support our payment obligations under the Power Purchase Agreement.  The repayment obligations with respect to any drawings under the PPA Letter of Credit are a senior debt obligation of the Company.

Due to the downgrade of The Williams Companies, Inc.’s debt to below investment grade, the Company and Williams Energy entered into a Letter Agreement dated November 7, 2002, under which Williams Energy agreed to provide the Company with a $10 million Prepayment within five business days after execution of the Letter Agreement and at least $25 million additional collateral on January 6, 2003. Williams Energy made the $10 million Prepayment on November 14, 2002 and provided an additional $25 million of cash to us as alternative credit support.  As allowed by the Letter Agreement, Williams Energy has elected to have the $10 million Prepayment included as part of the alternative credit support.  In the event that the Williams Companies, Inc. regains and maintains its investment grade status, provides a substitute guaranty of Investment Grade rating, or posts a letter of credit, we will be required to return the $35 million alternative credit support to Williams Energy in accordance with the terms of the Letter Agreement, as described in Note 5 to our Condensed Financial Statements.  As of October 31, 2003, we had cash balances of approximately $41.1 million.  In the event we are required to return the $35 million we believe that we would use all or a portion of our current cash balances plus cash generated from future operations in order to return the $35 million to Williams Energy.  This belief is subject to certain assumptions, risks and uncertainties, including those set forth above under the caption “Cautionary Note Regarding Forward-Looking Statements” and there can be no assurances that our operating revenues will generate sufficient cash.

As of September 30, 2003, $378 million aggregate principal amount of senior secured bonds were outstanding.  Quarterly principal repayments on the 2019 Bonds commenced on August 31, 2002 and are due on February 28, May 31, August 31, and November 30 of each year.  Quarterly principal repayment of the 2029 Bonds does not commence until February 28, 2019.  We have provided the collateral agent with a debt service reserve letter of credit in an initial stated amount of $22 million which the collateral agent may draw upon if we fail to meet our obligations under the senior secured bonds.

As of September 30, 2003, we had capital commitments of $539,000 related to major projects.  This amount includes $114,000 related to a road modification project and $425,000 related to the Land Development Plan.

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

Under the construction agreement, in lieu of our retaining these amounts, Raytheon is entitled to post a letter of credit in the amount of the then current retainage.  As of September 30, 2003, Raytheon had provided a letter of credit of approximately $30.8 million.  We may draw on this letter of credit in the event that Raytheon fails to pay us any amount owed to us under the construction agreement.  While there were no drawdowns in the current quarter, we have drawn $447,000 on this letter of credit through October 31, 2003.

We believe that (i) interim rebates paid and to be paid by Raytheon through final acceptance, (ii) cash flows from the sale of electricity and/or minimum capacity payments under the Power Purchase Agreement and (iii) funds available to be drawn under the debt service reserve letter of credit or the power purchase letter of credit (each as described above) will be sufficient to (1) fund remaining construction costs at our facility and our commercial operations, (2) pay fees and expenses in connection with the power purchase agreement letter of credit (as described above) and (3) pay project costs, including ongoing expenses and principal and interest on our senior secured bonds as described above.  As discussed above, in the event we are required to return the alternate credit support we may also use a portion of operating revenues for this purpose.  After the Power Purchase Agreement expires, we plan to depend on revenues generated from market sales of electricity.  These beliefs are subject to certain assumptions, risks and uncertainties, including those set forth above under the caption “Cautionary Note Regarding Forward-Looking Statements” and there can be no assurances.

Concentration of Credit Risk

Williams Energy is currently the Company’s sole customer for purchases of capacity, ancillary services, and energy and the Company’s sole source for fuel. Williams Energy’s payments under the Power Purchase Agreement are expected to provide all of the Company’s operating revenues during the term of the Power Purchase Agreement.  It is unlikely that the Company would be able to find another purchaser or fuel source on similar terms for the Facility if Williams Energy were not performing under the Power Purchase Agreement.  Any material failure by Williams Energy to make capacity and fuel conversion payments or to supply fuel under the Power Purchase Agreement would have a severe impact on the Company’s operations.

The payment obligations of the Williams Companies, Inc. under its guaranty of Williams Energy’s obligations under the Power Purchase Agreement were originally capped at an amount equal to approximately $510 million. Beginning on January 1 of the first full year after the commercial operation date, this guaranty cap is to be reduced semiannually by a fixed amount which is based on the amortization of our senior secured bonds during the applicable semiannual period.  As of September 30, 2003 the guarantee was capped at $507.6 million.

Due to the downgrade of The Williams Companies, Inc. to below investment grade, the Company and Williams Energy entered into a Letter Agreement dated November 7, 2002 under which Williams Energy agreed to provide the Company with a $10 million Prepayment and $25 million in additional collateral.  A description of the collateral that supports Williams Energy’s obligations under the Power Purchase Agreement is set forth above under “Liquidity and Capital Resources”.

Since we depend on Williams Energy for both revenues and fuel supply under the Power Purchase Agreement, if Williams Energy were to terminate or default under the Power Purchase Agreement, there would be a severe negative impact on our cash flow and financial condition which could result in a default on our senior secured bonds.  Due to the decline in pool prices, we would expect that if we were required to seek alternate purchasers of our power in the event of a default of Williams Energy, even if we were successful in finding alternate revenue sources, any such alternate revenue sources would be substantially below the amounts that would have been otherwise payable pursuant to the Power Purchase Agreement. There can be no assurance as to our ability to generate sufficient cash flow to cover operating expenses or our debt service obligations in the absence of a long-term power purchase agreement with Williams Energy.

Business Strategy and Outlook

Our overall business strategy is to market and sell all of our net capacity, fuel conversion and ancillary services to Williams Energy during the 20-year term of the Power Purchase Agreement. After expiration of the Power Purchase Agreement, or in the event the Power Purchase Agreement is terminated prior to its 20-year term or Williams Energy otherwise fails to perform, we would seek to sell our Facility’s capacity, ancillary services and energy in the spot market or under a short or long-term power purchase agreement or into the PJM power pool market.  Due to recent declines in pool prices, however, we would expect that even if we were successful in finding alternate revenue sources, any such alternate revenues would be substantially below the amounts that would have been otherwise payable pursuant to the Power Purchase Agreement.  There can be no assurances as to whether such efforts would be successful.

We intend to cause our Facility to be managed, operated and maintained in compliance with the project contracts and all applicable legal requirements.

Critical Accounting Policies

General — We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies which we believe are most critical to understanding and evaluating our reported financial results include the following:  Revenue Recognition, Property, Plant and Equipment and Contingencies.

Revenue Recognition — We generate energy revenues under the Power Purchase Agreement with Williams Energy.  During the 20-year term of the agreement, we expect to sell capacity and electric energy produced by the facility, as well as ancillary services and fuel conversion services.  Under the Power Purchase Agreement, we also generate revenues from meeting (1) base electrical output guarantees and (2) heat rate rebates through efficient electrical output.  Revenues from the sales of electric energy and capacity are recorded based on output delivered and capacity provided at rates as specified under contract terms.  Revenues for ancillary and other services are recorded when the services are rendered.

Upon its expiration, or in the event that the Power Purchase Agreement is terminated prior to its 20-year term or Williams Energy otherwise fails to perform, we would seek to generate energy revenues from the sale of electric energy and capacity into the merchant market or under new short- or long-term power purchase or similar agreements.  Due to declines in pool prices, however, we would expect that even if we were successful in finding alternate revenue sources, any such alternate revenues would be substantially below the amounts that would have been otherwise payable pursuant to the Power Purchase Agreement.  There can be no assurances as to whether such efforts would be successful.

Property, Plant and Equipment — Property, plant and equipment is recorded at cost and is depreciated over its useful life.  The estimated lives of our generation facilities range from five to thirty-six years.  A significant decrease in the estimated useful life of a material amount of our property, plant or equipment could have a material adverse impact on our operating results in the period in which the estimate is revised and in subsequent periods.  The depreciable lives of our property plant and equipment by category are as follows:

Description of Asset	Depreciable Life	September 30, 2003 (000’s)
Buildings	35	$1,710
Vehicles	5	90
Computers	6	648
Furniture and Fixtures	10	472
Gas Turbine Parts	9-36	43,637
Gas Heaters	35	1,086
Plant	35	349,972
		$397,615

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable pursuant to General Instruction H of Form 10-Q.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Our President and our Chief Financial Officer, based on the evaluation of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15e and 15d – 15(e)) required by paragraph (b) of Exchange Act Rules 13a – 15 or 15d – 15 as of the end of the period ended September 30, 2003, have concluded that our disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within these periods specified in the Securities and Exchange Commissions rules and forms.

Changes in Internal Controls.  There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of the Exchange Rules 13a – 15 or 15d -15 that occurred during the fiscal quarter ended September 30, 2003 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

We entered into arbitration with Williams Energy to resolve certain disputes regarding the date of commercial operation and the proper interpretation of certain provisions of the Power Purchase Agreement relating to amounts we claim are payable by Williams Energy.  We recognized a commercial operation date of September 1, 2002 (the date on which we notified Williams of commercial availability) while Williams Energy recognized a commercial operation date of September 28, 2002; Williams Energy had withheld or offset, from amounts invoiced by us, amounts that Williams Energy believed were improperly invoiced by us based on Williams Energy’s interpretation of the Power Purchase Agreement.  We entered into arbitration to settle the dispute over the commercial operation date and the proper interpretation of certain provisions of the Power Purchase Agreement. The arbitration related to disputed amounts of approximately $7.6 million, which includes a $594,000 payment extension option dispute and a $7.0 million commercial operation start date dispute On November 4, 2003, the Company and Williams Energy settled this dispute.  Under the settlement, Williams will make a cash payment to us of $4,050,153 on or before November 14, 2003, which includes $225,055 of interest from October 2002 to the payment date, and the Commercial Operation Date shall remain as September 28, 2002.  This payment settles all payment obligations between the parties for the month of September 2002 with respect to the Commercial Operation Date under the PPA.  From the Company’s perspective, the cash payment has the economic effect of recognizing a Commercial Operation Date prior to of September 28, 2002. The Company is disputing $397,000 of merchant price, testing gas and other charges with Williams Energy, although this was not part of the arbitration.

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

Not applicable pursuant to General Instruction H of Form 10-Q.

Item 5. OTHER INFORMATION

None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits

31.1  Certification of principal executive officer required by Rule 13a –14(a) or 15d-14(a) of the Exchange Act.

31.2  Certification of principal financial officer required by Rule 13a – 14(a) or 15d-14(a) of the Exchange Act.

32.1  Certification of principal executive officer and principal financial officer required by Rule 13a – 14(b) or 15d – 14(b) of the Exchange Act.

(b)          Reports on Form 8-K

The Company did not file any reports on Form 8-K during the quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AES RED OAK, L.L.C.

Date: November 14, 2003	By:	/s/ A.W. BERGERON
A.W. Bergeron President

Date: November 14, 2003	By:	/s/ PAM STRUNK
Pam Strunk Chief Financial Officer

Date: November 14, 2003	By:	/s/ THOMAS P. KEATING
Thomas P. Keating Principal Accounting Officer