Form 10-K
period 2003-12-31
AES RED OAK LLC
filed 2004-03-17
CIK 1117445

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number:  333-40478

AES RED OAK, L.L.C.

(Exact name of registrant as specified in its charter)

Delaware	54-1889658
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

832 Red Oak Lane, Sayreville, NJ	08872
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (732) 238-1462

Securities Registered Pursuant To Section 12(b) of The Act: None

Securities Registered Pursuant To Section 12(g) of The Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10K.  ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

As of June 30, 2003, the last business day of the registrant’s most recently completed second fiscal quarter, and as of March 15, 2004, there was one membership interest in AES Red Oak, LLC outstanding, which was held by AES Red Oak, Inc., the Company’s parent and a wholly-owned subsidiary of The AES Corporation.

All of the Registrant’s equity securities are indirectly owned by The AES Corporation.  Registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format authorized by General Instruction I of Form 10-K.

DOCUMENTS INCORPORATED BY REFERENCE

None

TABLE OF CONTENTS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
PART I
ITEM 1.	BUSINESS
ITEM 2.	PROPERTIES
ITEM 3.	LEGAL PROCEEDINGS
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
ITEM 6.	SELECTED FINANCIAL DATA
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9A.	CONTROLS AND PROCEDURES
PART III
ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11.	EXECUTIVE COMPENSATION
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES

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

All statements other than of historical facts included herein, including those regarding market trends, our financial position, business strategy, projected plans and objectives of management for future operations of the facility, are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors outside of our control that may cause our actual results or performance to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These risks, uncertainties and other factors include, among others, the following:

•      unexpected problems relating to the performance of the facility,

•      the financial condition of third parties on which we depend, including in particular, Williams Power Company, Inc., (“Williams Energy”), formerly Williams Energy Marketing & Trading Company, as fuel supplier under the power purchase agreement we entered into with Williams Energy for the sale of all electric energy and capacity produced by the facility, as well as ancillary and fuel conversion services (the “Power Purchase Agreement”), and The Williams Companies, Inc., as the guarantor of Williams Energy’s performance under the Power Purchase Agreement,

•      delays in, or disputes over, the final completion of our facility,

•      continued performance by Williams Energy (as guaranteed by The Williams Companies, Inc.) under the Power Purchase Agreement,

•      the ability of The Williams Companies, Inc. or its affiliates to avoid a default under the Power Purchase Agreement by continuing to maintain or provide adequate security to supplement their guarantee of Williams Energy’s performance under the Power Purchase Agreement,

•      our ability to find a replacement power purchaser on favorable or reasonable terms, if necessary,

•      an adequate merchant market after the expiration, or in the event of a termination, of the Power Purchase Agreement,

•      capital shortfalls and access to additional capital on reasonable terms, or in the event that the Power Purchase Agreement is terminated,

•      the possibility that Williams Energy will not request that we run or “dispatch” the facility as provided under the Power Purchase Agreement,

•      inadequate insurance coverage,

•      unexpected expenses or lower than expected revenues,

•      environmental and regulatory compliance,

•      terrorists acts and adverse reactions to United States anti-terrorism activities, and

•      additional factors that are unknown to us or beyond our control.

We have no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.	BUSINESS

General

We are a Delaware limited liability company formed on September 13, 1998, to develop, construct, own, lease, operate and maintain a gas-fired electric generating power plant in the Borough of Sayreville, Middlesex County, New Jersey and manage the production of electric generating capacity, ancillary services and energy at our facility. We reached provisional acceptance on August 11, 2002, risk transfer on August 13, 2002, and took the position that we were commercially available on September 1, 2002.  Williams Energy disputed the September 1, 2002 commercial operation date and informed us that it recognized commercial availability of the facility as of September 28, 2002.  On November 4, 2003, a settlement was reached and a commercial operation date of September 28, 2002 was agreed upon.  See Item 3 “Legal Proceedings”.  Since our commercial operation date, our sole business is the ownership, leasing and operation of the project.

Our facility was initially designed, engineered, procured and constructed for us by Washington Group International, Inc. (“WGI”) (as the successor contractor) on a fixed-price, turnkey basis. On May 14, 2001, WGI filed a plan of reorganization along with voluntary petitions to restructure under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Nevada in Reno (the “Bankruptcy Court”). As a result of WGI’s bankruptcy filing, on June 20, 2001 we made a demand on the Raytheon Company (“Raytheon”) to perform its obligations under a guarantee which Raytheon had given us of WGI’s performance obligations under the construction agreement and Raytheon became responsible for the construction of our facility.  As discussed above, provisional acceptance has been granted and the Facility has commenced commercial operations, however, Raytheon must perform certain agreed upon completion items in order to obtain final acceptance. Raytheon gave notice of Final Acceptance on July 22, 2003 based on its July 8, 2003 performance test.  On July 31, 2003, we received a letter from the project’s independent engineer stating that it could not support Raytheon’s claim of final acceptance and it did not consider the July 8, 2003 performance test valid.  In making this assessment, the independent engineer cited, among other reasons, (i) modifications made to certain equipment in performance of the July 8 performance test which would adversely impact the operations of the plant and other pieces of equipment and (ii) Raytheon’s failure to demonstrate compliance with guaranteed emissions limits.  On August 1, 2003, we rejected Raytheon’s claim of final acceptance.  This rejection was based upon Raytheon’s failure to meet the conditions for final acceptance provided for in the Engineering, Procurement and Construction Services Agreement (“EPC contract”). On August 7, 2003, we received a response from Raytheon in which Raytheon claims that our rejection of the final acceptance is invalid and improper.  The Company is currently considering its options for resolving this dispute.  See “Summary of Principal Agreements – Construction Agreement”.

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

AES Sayreville, L.L.C., a wholly owned subsidiary of AES Red Oak, Inc., our direct corporate parent, provides development, construction management and operations and maintenance services for our operating facility under the operations agreement. We act as construction agent for our affiliate, AES Red Oak Urban Renewal Corporation (“AES URC”), for the development and construction of part of the facility under a construction agency agreement. We own the land on which our facility is located, and lease part of the facility from AES URC with an option to purchase.

We have entered into a Power Purchase Agreement for a term of 20 years under which Williams Energy has committed to purchase all of the net capacity, fuel conversion and ancillary services of our facility. Net capacity is the maximum amount of electricity generated by our facility net of electricity used at our facility. Fuel conversion services consist of the combustion of natural gas in order to generate electric energy. Ancillary services consist of services necessary to support the transmission of capacity and energy. Williams Energy is obligated to supply us with all natural gas necessary to provide net capacity, fuel conversion services and ancillary services under the Power Purchase Agreement. During the term of the Power Purchase Agreement, substantially all of our operating revenues will be derived from payments made under the Power Purchase Agreement. Under certain limited circumstances described herein, Williams Energy has the right to terminate the Power Purchase Agreement.

Organizational Structure

All of the equity interests in our company are owned by AES Red Oak, Inc., a wholly owned subsidiary of The AES Corporation.  The AES Corporation is a leading global power company, with 2003 sales of $8.4 billion. AES delivers 45,000 megawatts of electricity to customers in 27 countries through 116 power facilities and 17 distribution companies. Its 30,000 people are committed to operational excellence and meeting the world’s growing power needs. Approximately 26% of AES’s revenues come from businesses in North America, 18% from the Caribbean, 39% from South America, 11% from Europe and Africa, and 6% from Asia.

AES Red Oak, Inc. currently has no operations outside of its activities in connection with our project and does not anticipate undertaking any unrelated operations. AES Red Oak, Inc. also owns all of the equity interests in AES Sayreville, L.L.C., (“AES Sayreville”) which provides development, construction management, and operations and maintenance services to us. AES Sayreville has no operations outside of its activities in connection with our project. AES Red Oak, Inc. has no assets other than its membership interests in us and AES Sayreville. The AES Corporation supplies AES Sayreville with personnel and services necessary to carry out its obligations to us.

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

Upon its expiration, or in the event that the Power Purchase Agreement is terminated prior to its 20-year term or Williams Energy otherwise fails to perform, we would seek to generate energy revenues from the sale of electric energy and capacity into the merchant market or under new short or long-term power purchase or similar agreements.  Due to current pool prices, however, we would expect that even if we were successful in finding alternate revenue sources, any such alternate revenues would be substantially below the amounts that would have been otherwise payable pursuant to the Power Purchase Agreement. There can be no assurances as to our ability to generate sufficient cash flow to cover operating expenses or our debt service obligations in the absence of a long-term Power Purchase Agreement with Williams Energy.

After the plant reached provisional acceptance, we elected to confirm reliability for up to 19 days before binding with Williams Energy.  Beginning August 13, 2002 (the date of risk transfer) through August 31, 2002, we operated the facility as a merchant plant with electric revenues sold to Williams Energy, in its capacity as our Pennsylvania-New Jersey-Maryland (“PJM”) account representative, at spot market prices and bought gas from Williams Energy at spot market prices. Additionally, during September 2002, we made net electric energy available to Williams Energy during times other than receiving a Williams Energy dispatch notice.  This net electric energy is referred to as “other sales of energy” in the Power Purchase Agreement and is sold at the local marginal price commonly referred to as spot market energy.  Gas required for this energy generation was purchased from Williams Energy at spot market prices.  We recognized merchant revenues of approximately $.2 million and $11.1 million for the years ended December 31, 2003 and 2002, respectively.  Related fuel expenses were approximately $.9 million and $6.9 million for the years ended December 31, 2003 and 2002, respectively.

Competition

Under the Power Purchase Agreement, Williams Energy is required to purchase all of our facility’s capacity and energy for an initial term of 20 years. Therefore, during the term of the Power Purchase Agreement, competition from other capacity and energy providers will become an issue only if the Power Purchase Agreement is terminated or not performed in accordance with its terms. Following the term of the Power Purchase Agreement, we anticipate selling our facility’s net capacity, ancillary services and energy under a new Power Purchase Agreement or into the PJM power pool market. At that time, we will face competition from other generating facilities selling into the PJM power pool market including, possibly, other facilities owned by The AES Corporation or its affiliates.

Employees

We are a Delaware limited liability company and have no employees other than our 7 officers.  Our officers receive no compensation for the services they provide to us or for any transactions between us and our affiliates. Under the operations agreement, AES Sayreville has managed the development and construction of and now operates and maintains our facility. The direct labor personnel and the plant operations management are employees of The AES Corporation provided to AES Sayreville under a services agreement.  As of December 31, 2003, The AES Corporation provided 27 employees to work at our facility.

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

Summary of Principal Project Contracts

While we believe that the following summaries contain the material terms of the principal project contracts, such summaries may not include all of the provisions of each agreement that each individual investor may feel is important. These summaries do not restate each agreement discussed herein and exclude certain definitions and complex legal terminology that may be contained in each relevant agreement. You should carefully read each agreement discussed herein, each of which is filed as an exhibit to this Form 10- K.

Power Purchase Agreement

We entered into a Fuel Conversion Services, Capacity and Ancillary Services Purchase Agreement, dated as of September 17, 1999, with Williams Energy, for the sale to Williams Energy of all of the electric energy and unforced capacity produced by our facility as well as ancillary services and fuel conversion services.

Term

The Power Purchase Agreement extends for 20 years from the first contract anniversary date, which is the last day of the month in which commercial operation occurred (September 30, 2002).

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

Under the Power Purchase Agreement, the commercial operation date was required to occur by December 31, 2001, however the Company had the right to extend the commercial operation date until June 30, 2002 by invoking its right to a free extension option which was available under the Power Purchase Agreement if certain conditions were met.  The Company exercised its right to extend the commercial operation date from December 31, 2001 to June 30, 2002, as granted under the free extension option. In addition, the Company had the right under the Power Purchase Agreement to again extend the commercial operation date from June 30, 2002 to June 30, 2003 (the “Second Paid Extension Option”), upon written notification to Williams Energy no later than May 21, 2002 (which represented an agreed upon extension from the original April 30, 2002 notification deadline), by paying Williams Energy (i) an amount equal to the lesser of any actual damages Williams Energy suffered or incurred after June 30, 2002, as a result of Williams Energy’s reliance upon delivery by such date, to the extent said damages could not be mitigated fully, or $3.0 million and (ii) certain amounts of liquidated damages as calculated pursuant to the Power Purchase Agreement.  On May 21, 2002, the Company exercised the Second Paid Extension Option.  As a result of these extensions, we paid liquidated damages to Williams Energy at the rate of $11,000 per day for the period beginning on July 1, 2002 and ending on August 31, 2002, which amounted to $682,000.  As a result of the dispute over the commercial operation date, we also paid liquidated damages to Williams Energy at the rate of $22,000 per day for the period beginning on September 1, 2002 and ending on September 27, 2002, which amounted to $594,000.  This issue was resolved as part of the arbitration settlement with Williams. During the period of the Second Paid Extension Option, we continued to collect liquidated damages through August 10, 2002 from Raytheon under the construction agreement in the amount of $108,000 per day.  As of August 2002, we had received $14 million in liquidated damages from Raytheon under the construction agreement.  We did not receive any liquidated damages under the construction agreement in 2003.

Williams Energy is currently our sole customer for purchases of capacity, ancillary services, and energy and our sole source for fuel.  Williams Energy’s payments under the Power Purchase Agreement are expected to provide all of our operating revenues during the term of the Power Purchase Agreement.  It is unlikely that we would be able to find another purchaser or fuel source on similar terms for the facility if Williams Energy were not performing under the Power Purchase Agreement.  Any material failure by Williams Energy to make capacity and fuel conversion payments or to supply fuel under the Power Purchase Agreement would have a severe adverse impact on our operations.

Purchase and Sale of Capacity

During the term of the Power Purchase Agreement, we will perform for Williams Energy on an exclusive basis, and Williams Energy will purchase and pay for fuel conversion services. Fuel conversion services include the operation of our facility by us to combust natural gas delivered by Williams Energy in order to generate and deliver energy or to provide ancillary services. We will sell and make available to Williams Energy on an exclusive basis, and Williams Energy will purchase and pay for, our facility’s net capacity and ability to generate electric energy. We may not sell, without the consent of Williams Energy in its sole discretion, capacity generated on the site but not from our facility.

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

Pricing and Payments

For each month of the term after the commercial operation date, Williams Energy must pay us for our facility’s net capacity, successful start-ups and associated shutdowns, ancillary services and fuel conversion services at the applicable rates set forth in the Power Purchase Agreement. Each monthly payment by Williams Energy consists of a total fixed payment, a variable operations and maintenance payment and an energy exercise fee. The total fixed payment, which is payable regardless of facility dispatch by Williams Energy but is subject to adjustment based on facility availability, is calculated by multiplying an unforced capacity rate for each contract year by the temperature adjusted unforced capacity in the billing month and adding to that the product of the fuel conversion option demand charge and the average facility capacity for that month. The total fixed payment is anticipated to be sufficient to cover our debt service and fixed operating and maintenance costs and to provide us a return on equity. The variable operations and maintenance payment is intended to cover our variable operating and maintenance costs and escalates annually based on an escalation index set forth in the Power Purchase Agreement. The energy exercise fee is intended to compensate us for each successful start-up. We may receive heat rate bonuses or be required to pay heat rate penalties.

Prior to the commercial operation date, and during some facility tests thereafter, we purchased natural gas from Williams Energy. Williams Energy sold us the natural gas at prices specified in the Power Purchase Agreement, and we sold to Williams Energy at the electric delivery point any net electric energy produced during the periods at the hourly integrated market clearing marginal price for electric energy at the location where it was delivered or received, calculated pursuant to the terms of the operating agreement of PJM Interconnection, LLC, which is the independent system operator that operates the transmission system to which our facility interconnects. We are solely responsible for any fines or penalties resulting from the delivery of the net electric energy at the electric delivery point when the delivery is made without the authorization of PJM, Jersey Central Power, which is the host utility, or FERC. We have not incurred any such fine or penalty to date.

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

Required Authorizations

During the term of the Power Purchase Agreement, we must, at our own cost and expense, obtain as and when required all approvals, permits, licenses and other authorizations from governmental authorities as may be required for us to operate and maintain our facility, the interconnection facilities and protective gas apparatus and to perform our obligations under the Power Purchase Agreement.  We plan to obtain all additional governmental approvals, permits, licenses and authorizations as may be required with respect to our facility as soon as practicable.

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

Public Service Electric and Gas (“PSE&G”), under contract with Williams Energy, has installed the natural gas interconnection facilities and natural gas metering equipment to our satisfaction.  PSE&G has also installed gas metering equipment although we are currently involved in a dispute with Williams Energy over the location of such equipment.  All electric metering equipment and gas metering equipment, whether owned by us or by a third party, must be operated, maintained and tested in accordance with accepted electrical practices, in the case of the electric metering equipment, and in accordance with applicable industry standards, in the case of the gas metering equipment. Except under limited circumstances, we may not enter into any modification or amendment of the interconnection agreement with Jersey Central Power without the prior written consent of Williams Energy.

As of December 31, 2002, all electrical interconnection and metering equipment had been installed and accepted by Jersey Central Power See “Interconnection Agreement - Jersey Central Power’s Obligations”.

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

We must operate our facility in parallel with Jersey Central Power’s electrical system in accordance with the interconnection agreement. When dispatched by Williams Energy, we must operate our facility and each unit thereof with automatic regulation equipment in service.

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

Williams Energy and our company must perform each of our respective obligations in a manner that avoids the creation of cashout obligations or imbalance penalties imposed by the natural gas transporter. Williams Energy must try to minimize any imbalance charges under a transporter’s tariff and thereafter we will be responsible for imbalance charges levied by the natural gas transporter to the extent that the charges result from: (i) an imbalance caused by us greater than the allocable tolerance in the transporter’s tariff or (ii) our failure to promptly notify Williams Energy of a change in the operation of our facility that would cause any imbalance.

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

•      Any outage, whether or not due to our fault or negligence, attributable to a defect or inadequacy in the manufacture, design or installation of our facility that prevents, curtails, interrupts or reduces the ability of our facility to generate net electric energy or our ability to perform our obligations under the Power Purchase Agreement;

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

The letter of credit referred to above must be issued by a financial institution that at all times during the term of the letter of credit meets and maintains the following criteria: (i) a U.S. or foreign bank rated “C” or better by Thompson Bankwatch; or (ii) a U.S. or foreign bank, surety company or financial institution whose senior debt has the rating listed below by two of the three rating agencies: Standard & Poor’s: “A-” or better; Moody’s: “A3” or better; Duff & Phelps: “A-” or better.  If the bank, surety company or financial institution fails to maintain the ratings criteria, then upon 30 days’ written notice from Williams Energy, we are required to obtain equivalent security from another bank, surety company or financial institution meeting the above stated criteria.

In order to satisfy this obligation, prior to the commercial operation date we provided a $30 million letter of credit which was reduced to $10 million on the commercial operation date.  This letter of credit will remain in effect during the term of the Power Purchase Agreement.

The payment obligations of The Williams Companies, Inc. under the guaranty were originally capped at an amount equal to approximately $510 million.  Beginning on January 1 of the first full year after the commercial operation date, this guaranty cap is reduced semiannually by a fixed amount which is based on the amortization of the company’s senior secured bonds during the applicable semiannual period.  As of December 31, 2003 the guarantee was capped at $507.6 million.  Pursuant to Section 18.3 of the Power Purchase Agreement, in the event that Standard & Poors or Moody’s rates the long-term senior unsecured debt of The Williams Companies, Inc. lower than investment grade, The Williams Companies, Inc. is required to supplement The Williams Companies, Inc. guarantee with additional alternative security that is acceptable to the Company within 90 days after the loss of such investment grade rating.  According to published sources, The Williams Companies, Inc.’s long term senior unsecured debt has been rated below investment grade since 2002 by both S&P and Moody’s.

Due to the downgrade of The Williams Companies, Inc. to below investment grade, the Company and Williams Energy entered into a letter agreement dated November 7, 2002 (the “Letter Agreement”), under which Williams Energy agreed to provide the Company (a) a prepayment of $10 million within five business days after execution of the Letter Agreement (the “Prepayment”); (b) alternative credit support equal to $35 million on or before January 6, 2003 in any of the following forms: (i) cash, (ii) letter(s) of credit with the Company as the sole beneficiary substantially in the form of the Power Purchase Agreement Letter of Credit, unless mutually agreed to otherwise, or (iii) a direct obligation of the United States Government delivered to a custodial securities account as designated by the Company with a maturity of not more than three years; and (c) replenish any portion of the alternative credit support that is drawn, reduced, cashed, or redeemed, at any time, with an equal amount of alternative credit support.  In the Letter Agreement, the Company and Williams Energy acknowledged that the posting of such alternative credit support and Williams Energy’s agreement and performance of the requirements of (a), (b), and (c), as set forth in the immediately preceding sentence, would be in full satisfaction of Williams Energy’s obligations contained in Section 18.3 of the Power Purchase Agreement.  In the Letter Agreement, the Company and Williams Energy expressly agreed that the posting of the Prepayment or any alternative credit support either now or in the future or any other terms set forth in the Letter Agreement is not intended to and did not modify, alter, or amend in any way, the terms and conditions or relieve The Williams Company, Inc. from any obligations it has under its guarantee of the payment obligations of Williams Energy under the Power Purchase Agreement.  The guaranty remains in full force and effect and the Company retains all of its rights and remedies provided by that guaranty.

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

Williams Energy made the Prepayment on November 14, 2002 and provided an additional $25 million of cash to us on January 6, 2003 as alternative credit support.  As allowed by the Letter Agreement, Williams Energy has elected to have the $10 million Prepayment included as part of the alternative credit support.  In the event that The Williams Companies, Inc. regain and maintains its investment grade status, provides a substitute guaranty of investment grade rating, or posts a letter of credit, we will be required to return the $35 million alternative credit support to Williams Energy in accordance with the terms of the Letter Agreement as described above.  As of March 15, 2004, we had cash balances of approximately $33.5 million.  See “Item 7-Managements Discussion and Analysis of Financial Condition and Results of Operations -Liquidity and Capital Resources”.

Assignment

Generally, a party to the Power Purchase Agreement may not assign, transfer, pledge or otherwise encumber or dispose of any rights, duties, interests or obligations thereunder without the prior written consent of the other party except that (i) Williams Energy may, upon reasonable advance notice to us, assign its rights, duties and obligations under the Power Purchase Agreement to any of its affiliates or any other entity, provided that such affiliate or other entity’s long term unsecured debt at such time is rated investment grade by Standard & Poor’s and Moody’s or such affiliate or other entity’s obligations under the Power Purchase Agreement are guaranteed by an affiliate whose long-term unsecured debt at such time is rated investment grade by Standard & Poor’s and Moody’s and such assignee agrees to be bound by all of the terms and conditions on the Power Purchase Agreement to the same extent as Williams Energy, (ii) we may, upon reasonable advance notice to Williams Energy, assign the Power Purchase Agreement and any of our rights, interests, duties or obligations thereunder as collateral security to any Lender so long as the assignee agrees to be bound by all of the terms and conditions of the Power Purchase Agreement to the same extent as we are in the event that such lender exercises its rights under such assignment and (iii) we may assign any of our rights, duties and obligations under the Power Purchase Agreement to any affiliate provided such affiliate assumes in writing all of our obligations under the Power Purchase Agreement and the guaranty of our performance as required by the Power Purchase Agreement remains in effect.

Construction Agreement

We entered into an Agreement for Engineering, Procurement and Construction Services, dated as of October 15, 1999, with WGI (as the successor contractor) under which WGI was required to perform services in connection with the design, engineering, procurement, site preparation and clearing, civil works, construction, start-up, training and testing and to provide all materials and equipment (excluding operational spare parts), machinery, tools, construction fuels, chemicals and utilities, labor, transportation, administration and other services and items (collectively and separately, the “services”) for our facility. Under a Guaranty in our favor, effective as of October 15, 1999, all of WGI’s obligations under the construction agreement are irrevocably and unconditionally guaranteed by Raytheon.

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

Provisional acceptance of the facility was achieved on August 11, 2002 when we entered into a settlement agreement with Raytheon.  In return for provisional acceptance, Raytheon agreed to perform work identified in the punch list provided as part of the agreement.  Raytheon was also required to pay a $5 million settlement fee, minus outstanding milestones and change-orders for a net payment to the Company for $2.37 million, which it paid in 2002.  Raytheon must perform certain agreed upon completion items in order to obtain final acceptance.  See “Completion and Acceptance of our Project – Final Acceptance”.

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

As mentioned above, provisional acceptance was granted by us on August 11, 2002.  Raytheon must perform certain agreed upon completion items in order to obtain final acceptance.  See “Completion and Acceptance of our Project – Final Acceptance”.

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

•      each construction progress milestone to be achieved on or prior to the applicable construction progress milestone date; and

•      final acceptance of our facility on or before the guaranteed final acceptance date (see “Completion and Acceptance of Our Project – Final Acceptance “).  Raytheon must perform the services so that our facility, when operated in accordance with the instruction manual and the Power Purchase Agreement operating requirements as of provisional acceptance and final acceptance, will comply with all applicable laws and applicable permits, the electrical interconnection requirements and the guaranteed emissions limits in accordance with the completed performance test requirements.

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

Under the construction agreement, in lieu of our retaining these amounts, Raytheon is entitled to post a letter of credit in the amount of the then current retainage. On March 4, 2002, Raytheon provided us with a letter of credit in the amount of $29.5 million (which amount represented the outstanding amount of retainage under the construction agreement on the date the letter of credit was posted) and we paid Raytheon the amount of the retainage.  Raytheon has subsequently increased the amount of the letter of credit in proportion to the amounts which would otherwise be retained by us and we have paid Raytheon the corresponding amount of this retainage.  As of December 31, 2003, Raytheon had provided a letter of credit of approximately $30.8 million.  We may draw on this letter of credit in the event that Raytheon fails to pay us any amount owed to us under the construction agreement.  As of December 31, 2003 and December 31, 2002, we had drawn $544,000 and $96,000 on this letter of credit, respectively, for interim rebates which Raytheon then resumed paying until their notice of Final Acceptance on July 22, 2003.

We are currently in discussions with Raytheon as to when the performance testing required for final acceptance will occur.  See “Completion and Acceptance of Our Project – Final Acceptance.”

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

Performance Tests and Power Purchase Agreement Output Tests

Once mechanical completion was achieved, Raytheon was required to perform certain performance tests in accordance with criteria set forth in the construction agreement. Raytheon gave us notice of the performance tests, we arranged for the disposition of output during start-up and testing and Raytheon declared these performance tests complete since during the tests the operation of our facility complied with applicable laws, applicable permits, Guaranteed Emissions Limits and other required standards.  Although the performance test met the levels required for the commencement of commercial operations, they did not meet the levels guaranteed by Raytheon under the construction agreement.  Therefore, as provided by the construction agreement, Raytheon had been paying us interim rebates until their notice of final acceptance date of July 22, 2003, but we contend that these amounts should continue to be paid until the final acceptance date, which we contend has not yet occurred. Based on our interpretation of the contract, we expect that on the final acceptance date additional performance tests will be performed and if specified levels of heat rate and output are not met, Raytheon will be required to pay us a final lump-sum payment which will be based on the amount of the deficiency. Raytheon disputes our position since they contend that the final acceptance date has already occurred (See “Final Acceptance”).

Provisional Acceptance

Provisional acceptance was achieved on August 11, 2002 and risk transfer occurred on August 13, 2002 when:

•      Raytheon caused a completed performance test in which our facility demonstrated an average net electrical output of 95% (or higher) of the electrical output guarantee and 105% (or lower) of the gas-based heat rate guarantee; and

•      our facility achieved the requirements of mechanical completion.

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

The guaranteed final acceptance date was originally required to occur 13.5 months after the guaranteed provisional acceptance date as defined under the construction agreement, but on March 8, 2003 we entered into a letter agreement with Raytheon pursuant to which we agreed to extend the guaranteed final acceptance date to June 30, 2003.  Raytheon gave notice of Final Acceptance on July 22, 2003 based on its July 8, 2003 performance test.  On July 31, 2003, we received a letter from the project’s independent engineer stating that it could not support Raytheon’s claim of final acceptance and it did not consider the July 8, 2003 performance test valid.  In making this assessment, the independent engineer cited, among other reasons, (i) modifications made to certain equipment in performance of the July 8 performance test which would adversely impact the operations of the plant and other pieces of equipment and (ii) Raytheon’s failure to demonstrate compliance with guaranteed emissions limits.  On August 1, 2003, we rejected Raytheon’s claim of final acceptance.  This rejection was based upon Raytheon’s failure to meet the conditions for final acceptance provided for in the EPC contract. On August 7, 2003, we received a response from Raytheon in which Raytheon claims that the Company’s rejection of the final acceptance is invalid and improper.  We are currently considering its options for resolving this dispute. At any time, by giving notice to Raytheon, we in our sole discretion may elect to effect final acceptance, in which case final acceptance will be deemed effective as of the date of the notice, and Raytheon will have no liability to us for any amounts thereafter arising as performance guarantee payments, other than any interim period rebates that arose prior to the election by us, for failure of our facility to achieve any or all of the performance guarantees applicable thereto.

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

When Raytheon believes that it has achieved project completion, it will deliver to us a notice of project completion. If Raytheon is satisfied that the final acceptance requirements have been met, we will deliver to Raytheon a project completion certificate. If reasonable cause exists for doing so, we will notify Raytheon in writing that project completion has not been achieved, stating the reasons therefore. If our project completion has not been achieved as so determined by us, Raytheon will promptly take the action or perform the additional services as will achieve project completion and will issue to us another notice of project completion. The procedure will be repeated as necessary until project completion is achieved.

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

As a result of our ongoing disagreement with Raytheon regarding final acceptance, project completion has not yet occurred.

Price Rebate for Failure to Meet Guarantees

Completion Dates

Raytheon guaranteed that (i) provisional acceptance or final acceptance of our facility will be achieved on or before the guaranteed provisional acceptance date and (ii) final acceptance of our facility will be achieved on or before the guaranteed final acceptance date.

If neither provisional acceptance nor final acceptance of our facility occurred by the date that is 50 days after the guaranteed provisional acceptance date, Raytheon was obligated to pay us $108,000 per day as liquidated damages, for each day provisional acceptance or final acceptance is later than the guaranteed provisional acceptance date. The aggregate amount of such payments that Raytheon is obligated to make is limited to 13% of the adjusted contract price (approximately $40 million). Since neither provisional nor final acceptance had occurred within 50 days of the guaranteed provisional acceptance date of February 14, 2002, Raytheon began to pay us scheduled late completion payments beginning on April 6, 2002 and ending on August 10, 2002 (the day prior to the provisional acceptance date).  A total of $14 million in liquidated damages was received in 2002, and no amounts were received in 2003.

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

Performance Guarantees

Electrical Output

Under the construction contract, if the average net electrical output of our facility at provisional acceptance or interim acceptance, whichever is the earlier to occur, is less than the electrical output guarantee, then Raytheon must pay us, as a rebate and not as liquidated damages, for each day during the interim period, an amount equal to $0.22 per day for each kilowatt by which the average net electrical output is less than the electrical output guarantee.  During performance testing, our output was calculated to be 13,370 kilowatts less than the electrical output guarantee.  Accordingly, our daily charge for this amount has been calculated at $2,941.40 per day. Raytheon had been paying us this amount until their notice of final acceptance date of July 22, 2003, but we are disputing this claim of final acceptance and contend that these amounts should continue to be paid until the final acceptance date (See “Final Acceptance”).

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

For the year ended December 31, 2003, we have invoiced Raytheon approximately $1.42 million in electrical output and heat rate rebates.  As of December 31, 2003, Raytheon owed approximately $65,000 in rebates.  This amount is reflected in accounts receivable-other at December 31, 2003.

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

•      our project and its components are free from all defects caused by errors or omissions in engineering and design, as determined by reference to prudent utility practices, and comply with all applicable laws, all applicable permits, the electrical interconnection requirements, the Power Purchase Agreement operating requirements and the guaranteed emissions limits; and

•      the completed project performs its intended functions of generating electric energy and capacity as a complete, integrated operating system as contemplated in the construction agreement.

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

Termination by Raytheon

If we fail to pay to Raytheon any payment and the failure continues for 30 days, then (i) Raytheon may suspend its performance of the services upon 10 days’ prior written notice to us, which suspension may continue until the time as the payment, plus accrued interest thereon, is paid to Raytheon, and/or (ii) if the payment has not been made prior to the commencement of a suspension by Raytheon under clause (i) above, Raytheon may terminate the construction agreement upon 60 days’ prior written notice to us; however, the termination will not become effective if the payment, plus accrued interest thereon, is made to Raytheon prior to the end of the notice period. If the suspension occurs, an equitable adjustment to one or more of the contract price, the guaranteed completion dates, the construction progress milestone dates, the payment and milestone schedule and our project schedule, and, as appropriate, the other provisions of the construction agreement that may be affected thereby, will be made by agreement between us and Raytheon. If we have suspended completion of all or any part of the services in accordance with the construction agreement for a period in excess of 365 days in the aggregate, Raytheon may, at its option, at any time thereafter so long as the suspension continues, give written notice to us that Raytheon desires to terminate the construction agreement. Unless we order Raytheon to resume performance of the suspended services within 15 days of the receipt of the notice from Raytheon, the suspended services will be deemed to have been terminated by us for our convenience. If the occurrence of one or more force majeure events prevents Raytheon from performing the services for a period in the aggregate of 720 days, either party may, at its option, give written notice to the other party of its desire to terminate the construction agreement.

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

•      If requested by us, Raytheon must withdraw from the site, must assign to us such of contractor’s subcontracts, to the extent permitted therein, as we may request, and must remove the materials, equipment, tools and instruments used by, and any debris and waste materials generated by, Raytheon in the performance of the Services as we may direct, and we, without incurring any liability to Raytheon, other than the obligation to return to Raytheon at the completion of our project the materials that are not consumed or incorporated into our project, solely on an “as is, where is” basis without any representation or warranty of any kind whatsoever, may take possession of any and all designs, drawings, materials, equipment, tools, instruments, purchase orders, schedules and facilities of Raytheon at the site that we deem necessary to complete the services.

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

Maintenance Services Agreement

We have entered into the Maintenance Program Parts, Shop Repairs and Scheduled Outage Technical Field (“TFA”) Assistance Services Contract, dated as of December 8, 1999, with Siemens Westinghouse by which Siemens Westinghouse will provide us with, among other things, combustion turbine parts, shop repairs and scheduled outage technical field assistance services.  The fees assessed by Siemens Westinghouse will be based on the number of Equivalent Base Load Hours (EBH) or Equivalent Starts, accumulated by the applicable Combustion Turbine as adjusted for inflation. The Company has received approximately $10.8 million in rotable spare parts under this agreement.  This amount is recorded as Spare Parts Inventory, under Property, Plant and Equipment, and the remaining amount owed as current and long-term liabilities in the accompanying balance sheets.

The maintenance services agreement became effective on the date of execution and unless terminated early, will terminate upon completion of shop repairs performed by Siemens Westinghouse following the twelfth scheduled outage of the applicable combustion turbine or sixteen years from the date of execution, whichever occurs first, unless we exercise our right to terminate the agreement after the first major outage of the turbines, which will be approximately the eighth year of operation of the facility.

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

•      provide technical field assistance, or TFA Services, which involves advice and consultation for the disassembly, inspection and assembly of various equipment; and

•      remove and reinstall insulation as required to complete inspections.

We are responsible for, among other things:

•      storing and maintaining parts, materials and tools to be used in or on the combustion turbine;

•      maintaining and operating the combustion turbine consistently with the warranty conditions;

•      ensuring that our operator and maintenance personnel are properly trained;

•      transporting program parts in need of repair/refurbishing; and

•      providing Siemens Westinghouse, on a monthly basis, with the number of equivalent starts and the number of equivalent base load hours (“EBHs”) incurred by each combustion turbine.

In October of 2003, we performed our first scheduled combustor inspection outage. The costs for repairs and other charges to expense were approximately $.75 million and the costs relating to the new parts and installation were approximately $2.8 million.

We and Siemens Westinghouse will continue to jointly develop the scheduled outage plan. The scheduled outage plan will be consistent with the terms and conditions of the Power Purchase Agreement.

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

Contract Price and Payment Terms

Siemens Westinghouse will invoice us monthly and payments are then due within 25 days. The fees assessed by Siemens Westinghouse will be based on the number of EBHs or equivalent starts accumulated by the applicable combustion turbine as adjusted for changes in the consumer price index. The contract price will be the aggregate number of fees as adjusted plus any additional payment amount mutually agreed to by the parties under a change order.

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

Interconnection Agreement

We have entered into a Generation Facility Transmission Interconnection Agreement, dated as of April 27, 1999 with Jersey Central Power, for the installation, operation and maintenance of the facilities necessary to interconnect our facility to Jersey Central Power’s transmission system. Under the interconnection agreement, we and Jersey Central Power will construct, own, operate and maintain the interconnection facilities. We are responsible for all of the costs of construction, operation and maintenance of the interconnection facilities, including those owned by Jersey Central Power. We have been importing electricity from the transmission system to support commissioning of the facility since July 2001 and the interconnection facilities have exported power to the transmission system since that time.  At December 31, 2002, the interconnection facilities and protective gas apparatus needed to generate and deliver net electric and/or ancillary services to the electric delivery point had been completed as required under the Power Purchase Agreement.

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

Jersey Central Power has completed the installation of the Jersey Central Power interconnection facilities necessary to permit us to meet our construction agreement requirement to energize the switch yard and commence commissioning of our facility.  We have been importing electricity from the transmission system to support commissioning of the facility since July 2001 and the interconnection facilities have exported power to the transmission system since that time.  The cost of these interconnection facilities was approximately $5.1 million, and is included on the balance sheet as property, plant and equipment.

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

Revenue Metering

Revenue meters, which are part of the interconnection facilities, will be installed to measure the transfer of electrical energy between the parties at the point of interconnection. The revenue meters have been installed at our expense and will be owned, maintained and repaired by Jersey Central Power, also at our expense. Jersey Central Power has provided, at our expense, telemetering equipment which has been installed by us, to retrieve certain information. The revenue meters are to be tested at least once every two years, or more frequently at our request. Any revenue meter found to be inaccurate by greater than 1% is to be adjusted, repaired or replaced.

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

Operations Agreement and Services Agreement

We entered into a Development and Operations Services Agreement (the “Operations Agreement”), dated as of March 10, 2000, with AES Sayreville under which AES Sayreville is providing, operating and maintenance services for our facility for a period of 32 years. Under the Operations Agreement, AES Sayreville is responsible for, among other things, preparing plans and budgets related to start-up and commercial operation of our facility, providing qualified operating personnel, making repairs, purchasing consumables and spare parts (not otherwise provided under the maintenance services agreement) and providing other services as needed according to industry standards.

AES Sayreville is compensated for its maintenance and operation services on a cost basis, and it also receives certain management fees which it passes on to The AES Corporation.  For the years ended December 31, 2003 and 2002, we paid AES Sayreville a total of $5.3 million and $4.4 million, respectively, for their services.

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

Supply of Untreated Water

Untreated Water Supply

The Borough of Sayreville is in the final stages of approval of the Lagoon Water Pipeline, Lagoon Pumping Station, and Sayreville Interconnection Number 2.  The Company was responsible for selection of a contractor and for payment of all costs.  The pipeline construction has been completed.  The construction contract for the Pumping Station was awarded and is completed.  Startup and commissioning of this system started May 1, 2002.  Subsequent to the completion of the Lagoon Pumping Station and the Lagoon Water Pipeline, the Borough has made available to our facility a supply of untreated water from the South River that is up to 4.6 million gallons per day and 1.53 billion gallons per year.  The Borough must use reasonable efforts to maintain the Lagoon’s water level at an elevation of 29 feet, but during periods when water cannot be drawn from the South River, the Lagoon’s water level must not be drawn to elevations below 20 feet. During periods when either the Lagoon’s water level is below 20 feet and water cannot be drawn from the South River or when water from the Lagoon is needed to ensure a supply of treated water to Borough treated water customers, the Borough must supply our facility with water drawn from the Duhernal acquifer and transported through the Duhernal water pipeline.

Compensation

The cost of the pipeline and pumping station was approximately $678,000 and $1.71 million, respectively.  The Company has paid the pipeline and pumping station projects in full, and as of December 31, 2003. In addition to the amounts discussed in the preceding paragraph, we paid the Borough an initial payment of $150,000 from the bond proceeds, which was credited to our account and is being used to offset the cost of untreated water purchased during our project’s start-up and testing phase and during the first year of operation.  If the Borough incurs additional costs from Middlesex Water Company as a result of the Borough providing us with Duhernal Water, we also must pay the Borough for those additional costs. We must pay the Borough monthly for all untreated water delivered to the point of delivery during the prior month. The base rate for untreated water supplied from the South River is $216 per million gallons, which includes $53 per million gallons to cover operations, maintenance and administrative costs and $163 per million gallons to cover past infrastructure costs. The operations and maintenance rate will be escalated in accordance with the percentage changes in water rates that are applicable to other Borough water customers. The base rate for untreated water delivered from the Duhernal acquifer is $932 per million gallons which includes $785 to cover the operations, maintenance and administrative costs and $147 to cover acquisition costs. The operations and maintenance portion of the base rate for water delivered from the Duhernal acquifer is also subject to escalation in accordance with the percentage changes in water rates that are applicable to other Borough water customers.

With respect to each contract year there is a minimum bill amount, which is initially $300,000 per year. One-twelfth of the minimum bill amount must be paid each month. The minimum bill amount is adjusted as follows:

•      For the first contract year it is reduced by the amount of the initial payment;

•      it is reduced by an amount equal to the product of (x) the quantity of untreated water that would have been delivered but for service interruptions by the Borough and (y) the rate for untreated water delivered from the South River; and

•      starting with 8th contract year and with six months’ prior written notice, we have the right to reduce the minimum bill amount for any contract year by reducing the annual quantity of water to be provided by up to 15%. Starting with the 21st contract year we may reduce the annual quantity to be delivered without limit.

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

Infrastructure and Real Estate Rights—The Lagoon Water Pipeline, Lagoon Pumping Station and Sayreville Interconnection Number 2

The Borough has designed, at our expense, the Lagoon Water Pipeline, Lagoon Pumping Station and Sayreville Interconnection Number 2 in conformance with standard water system practice. The Borough was responsible for obtaining, at our expense, all necessary government approvals. The Borough and we have cooperated to obtain, at our expense, the real estate rights necessary for the construction, operation and maintenance of the Lagoon Water Pipeline, Lagoon Pumping Station and Sayreville Interconnection Number 2. The Borough was not required to exercise its power of eminent domain to obtain the necessary real estate rights. We obtained easement rights from two adjacent property owners and the Borough of Sayreville. We also obtained permission from the New Jersey State House Commission to cross property designated as “Green Acres” by the New Jersey Department of Protection. Upon completion and testing of the Lagoon Water Pipeline, Lagoon Pumping Station and Sayreville Interconnection Number 2, we executed, without being compensated by the Borough, the documents necessary to evidence the Borough’s ownership of those facilities in November 2003.

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

Land Development Plan

We entered into an agreement with the Borough of Sayreville by which we will develop and implement a plan to replace trees which were removed during clearing of the Facility site.  The Land Development Plan is required for final site approval.   The estimated cost of the plan is approximately $425,000.  We are in the process of selecting a contractor to perform the service and no payments have been made as of December 31, 2003.  On July 23, 2003, the project was secured by a letter of credit issued by Union Bank of California for $425,000 with the Borough of Sayreville as the beneficiary.  This irrevocable standby letter of credit currently has an expiration date of June 30, 2004 and represents the amount potentially due if there is a failure of AES Red Oak, LLC to take action regarding the plan.

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

Our principal property is the project site, on which our facility is located, which we own. The site is located in the Borough of Sayreville, Middlesex County, New Jersey on an approximately 62-acre parcel of land. We have access, utility and construction easements and licenses across neighboring property. We have title insurance in connection with our property rights.

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

On November 4, 2003, the Company and Williams Energy, through arbitration, settled a dispute regarding the date of commercial operation and the proper interpretation of certain provisions of the Power Purchase Agreement relating to amounts we claimed were payable by Williams Energy. The arbitration related to disputed amounts of approximately $7.6 million, which included a $594,000 payment extension dispute and a $7 million commercial operation start date dispute.  Under the settlement, Williams made a cash payment to us of $4,050,153 on November 14, 2003, which included $225,055 of interest from October 2002 to the payment date, and the Commercial Operation Date was deemed to be September 28, 2002.  The related revenue had been substantially recorded in 2002, with the remaining amount recorded in the fourth quarter of 2003.This payment settles all payment obligations between the parties for the month of September 2002 with respect to the Commercial Operation Date under the Power Purchase Agreement.  From our perspective, the cash payment has the economic effect of recognizing a Commercial Operation Date prior to of September 28, 2002. We are currently disputing $802,000 of merchant price, testing gas and other charges with Williams Energy that we contend Williams Energy owes to us. These charges were not part of the arbitration discussed above.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable pursuant to General Instruction I of the Form 10-K.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no market for our equity interests. All of our member interests are owned by our parent, AES Red Oak, Inc., a wholly owned subsidiary of The AES Corporation.  On December 22, 2003, we declared and paid a $1.05 million dividend to AES Red Oak, Inc.

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

General

We were formed on September 13, 1998 to develop, construct, own, operate and maintain our facility. We were dormant until March 15, 2000, the date of the sale of our senior secured bonds. We obtained $384 million of project financing from the sale of the senior secured bonds. The total cost of the construction of our facility was approximately $450 million, which was financed by the proceeds from our sale of the senior secured bonds, equity contributions, operating revenues and the amount of liquidated damages received from Raytheon through August 10, 2002 under the Construction Agreement, as described below. In late September 2000, we consummated an exchange offer whereby the holders of our senior secured bonds exchanged their privately placed senior secured bonds for registered senior secured bonds.

The Company reached provisional acceptance on August 11, 2002, risk transfer on August 13, 2002, and took the position that we were commercially available on September 1, 2002.  Williams Energy disputed the September 1, 2002, commercial operation date and informed the Company that it recognized commercial availability of the facility as of September 28, 2002.  On November 4, 2003, a settlement was reached and a commercial operation date of September 28, 2002 was agreed upon.  See “Item 3 – Legal Proceedings”.

Since achieving commercial operations, under the Power Purchase Agreement with Williams Energy, we are eligible to receive variable operations and maintenance payments, total fixed minimum capacity payments, energy exercise fee payments (each as defined in the Power Purchase Agreement) and other payments for the delivery of fuel conversion, capacity and ancillary services.  During 2003 the PJM market, into which our facility’s generation is distributed, experienced a general decline in the amount paid for electricity. There was also a marked increase in the cost of natural gas. As a result, Williams Energy dispatched our facility on a very limited basis. During 2003, our facility was called on to generate only 14% of the year. Accordingly, the minimum capacity payments have been our primary source of operating revenues, representing $62.0 million of our total revenues of $64.2 million for the twelve months ended December 31, 2003.

Based upon current market conditions and projections from Williams Energy, we anticipate a comparable dispatch level in 2004.  In the event that these market conditions do not improve, and Williams Energy does not dispatch our facility at all in 2004, we believe that the fixed capacity payments are sufficient to meet the cash demands of our business, but we will require the additional revenue from such fuel conversion services to be profitable.

We are concerned that Williams Energy will not dispatch our facility in a manner that will increase our profitability. As a result, our management is researching ways to enhance our facility’s performance. We believe that any savings in starting the facility or improved performance will also benefit Williams Energy, with the result that Williams Energy may find it more economically feasible to dispatch our facility.

The following discussion presents certain financial information for the years ended December 31, 2003, 2002 and 2001.

Equity Contributions

Under an equity subscription agreement, AES Red Oak, Inc. agreed to contribute up to approximately $56.7 million to us to fund project costs.  As of December 31, 2002 all $56.7 million had been contributed.  The Equity that AES Red Oak Inc. provided to us was provided to it by The AES Corporation.

Results of Operations

The first full year of operation in 2003 yielded a net loss of $0.3 million.  We commenced commercial operations in August 2002 and had a net loss for the year ended December 31, 2002 of $3.0 million.  For the year ended December 31, 2001, non-capitalizable costs and net interest expense resulted in a net loss of approximately $2.0 million.  At December 31, 2003, 2002 and 2001, these net losses resulted in earnings in excess (deficiency) of fixed charges of approximately $1.9 million, $(23.1) million and $(32.3) million, respectively. Due to our commencement of operations in August 2002, these results of operations may not be comparable with the results of operations during future periods.

Operating revenues for the year ended December 31, 2003 were approximately $64.2 million, as compared with $26.2 million for the partial year of operations ended December 31, 2002.  Revenues from September 2002 through December 2003 consist of capacity sales and ancillary services under the Power Purchase Agreement. Revenues for the period of August and part of September 2002 consisted of merchant revenue.  These amounts include fixed payments of $62.0 million and $15.2 million for the twelve month periods ending December 31, 2003 and 2002, respectively. The remaining amount of revenue relates to variable revenue which we receive when dispatched, and merchant revenue we earned prior to our commercial operation date in September 2002. We have no control over when the facility is dispatched, as that decision is made by Williams Energy based on several factors including market conditions.

Operating expenses were $30.9 million for the twelve months ended December 31, 2003, which represents the first full year of operations. These costs are largely of a recurring nature and are discussed below. Operating expenses for the twelve month period ending December 31, 2002 were $16.8 million, representing a partial year of operations.

Fuel purchased from Williams Energy during the period of merchant operations and testing was $0.9 million for the year ended December 31, 2003, as compared to $6.9 million for the year ended December 31, 2002. We purchased more fuel in 2002 in connection with the merchant operations we conducted in the period prior to the commercial operation date.

The fuel conversion volume rebate was $5.8 million for the year ended December 31, 2003 as compared to $1.6 million for the partial year of operations in the twelve months ended December 31, 2002. This cost represents payments to Williams and is based upon a twelve month facility utilization factor.

Corporate management fees were $1.6 million for the twelve months ended December 31, 2003 as compared to $0.6 million for the partial year of operations in the twelve month period ended December 31, 2002. Corporate management fees are charged on a monthly basis based on a fixed amount which is adjusted annually for inflation.

Other operating expenses, which represent the reimbursement of operating and maintenance expenses paid to AES Sayreville, L.L.C., were $7.2 million for the year ended December 31, 2003 as compared to $2.0 million for the partial year of operations in the twelve months ended December 31, 2002.

Depreciation expense was $11.4 million for the year ended December 31, 2003 as compared to $4.4 million for the partial year of operations in the twelve months ended December 31, 2002.

General and administrative costs for the years ended December 31, 2003, 2002 and 2001, were $4.0 million, $1.2 million, and $68,000, respectively. These costs did not directly relate to construction and are included as expenses in the Statements of Operations. The increase of general and administrative costs in the year ended December 31, 2003 compared to the year ended December 31, 2002 reflects a full year of operations in the current year and less than five months in the prior year period. The increase of general and administrative costs in the year ended December 31, 2002 compared to the year ended December 31, 2001 reflects the start of operations in August 2002.

There were no operating revenues or operating expenses, other than general and administrative costs, for the year ended December 31, 2001, as the facility was not operational.

Total other income (expense) for the years ended December 31, 2003, 2002 and 2001 was approximately $(33.6) million, $(12.5) million, and $(1.9) million, respectively, and is comprised of other income and expense, liquidated damages received and paid and interest income and expense.

Other income for the years ended December 31, 2003 and December 31, 2002 was approximately $1,427,000 and $957,000, respectively.  These amounts consist of interim rebates received from Raytheon under the construction agreement as a result of their failure to meet heat rate and output performance guarantees.  We did not recognize any other income in the year ended December 31, 2001, since no interim rebates were due under the construction agreement.

Other expense for the year ended December 31, 2003 and 2002 was approximately $1.0 million and $0.4 million, respectively.  These amounts consist of fees paid to Dresdner Bank pursuant to our debt service reserve letter of credit and reimbursement agreement and power purchase agreement letter of credit and reimbursement agreement.  See “Liquidity and Capital Resources” for a description of these letters of credit.  These fees were higher in 2003 than in 2002, because the fees related to these letters of credit were capitalized as part of the facility costs prior to the commencement of commercial operations.

For the year ended December 31, 2002, we recognized revenue of $1.8 million for liquidated damages received from Raytheon for late completion payments and a construction related outage in November 2002.  This revenue was recognized after the commercial operation date. We did not recognize revenue related to any liquidated damages in the year ended December 31, 2001 since no liquidated damages were due under the construction agreement.

For the years ended December 31, 2003 and 2002, we expensed $.2 million and $1.8 million, respectively of liquidated damages paid to Williams Energy as a result of our extension of the commercial operation date and a construction related outage in November 2002.  This expense was recognized after the commercial operation date. We did not incur any liquidated damages for the year ended December 31, 2001.

Proceeds from the sale of the senior secured bonds were held in the construction account, pending application to construction costs, and were invested by the trustee. For the years ended December 31, 2003, 2002 and 2001, the interest income earned on these invested funds, the security collateral received from Williams Energy and other available funds was approximately $495,000, $125,000 and $1.7 million, respectively.  The $495,000 of interest income earned for the year ended December 31, 2003 included $225,055 of interest on amounts owed by, and paid as part of the arbitration settlement with, Williams Energy.  See “Item 3 – Legal Proceedings”. The amount of interest income earned on the proceeds from the senior secured bonds for the year ended December 31, 2002 compared to the year ended December 31, 2001 decreased as a result of a lower average balance in the construction account resulting from our use of the bond proceeds for construction of the facility.

Prior to our commencement of commercial operations in 2002, construction related interest costs incurred on the portion of the bond proceeds expended during the construction period were capitalized to Construction in Progress. For the years ended December 31, 2002 and 2001, capitalized construction related interest costs were approximately $20.9 million and $30.3 million, respectively.  On August 13, 2002, the risk transfer date, the balance of Construction in Progress was transferred to Property, Plant and Equipment.  For the years ended December 31, 2003, 2002 and 2001, interest costs incurred on the bond proceeds not spent on construction of our facility were approximately $34.2 million, $13.2 million and $3.6 million, respectively. The increase in interest expense for the year ended December 31, 2003 compared to the year ended December 31, 2002 is the result of expensing interest costs for a full year in 2003, compared to the capitalizing of construction-related interest for most of the year ended December 31, 2002. The increase in interest expense for the year ended December 31, 2002 compared to the year ended December 31, 2001 is a result of expensing interest costs incurred after the completion of construction, compared with a higher level of interest capitalized during construction in 2001.

On August 13, 2002, the risk transfer date, the balance of construction in progress was transferred to Property, Plant and Equipment.  As of December 31, 2003, Property Plant and Equipment adjusted for depreciation was $409 million, which includes generation, building and office equipment.

Liquidity and Capital Resources

Sources and Uses of Cash

Since achieving commercial operations under the Power Purchase Agreement with Williams Energy we are eligible to receive variable operations and maintenance payments, total fixed payments, energy exercise payments (each as defined in the Power Purchase Agreement) and other payments for the delivery of fuel conversion, capacity and ancillary services.  We currently anticipate being dispatched by Williams Energy beginning in April 2004 but can provide no assurance that this will occur.  If the facility is not dispatched, our operating revenues will consist of minimum capacity payments under the Power Purchase Agreement.  Any future operating revenues, including any minimum capacity payments received in the event that Williams Energy does not dispatch the facility, will be used to fund our generation expenses and other operations and maintenance expenses and to meet the obligations described below.

Since September 28, 2002, Williams Energy has not dispatched the facility to a significant degree, outside the peak summer months. The minimum capacity payments provided for under the Power Purchase Agreement have been our primary source of operating revenues, representing $62.0 million of our total revenues of $64.2 million in 2003.  The minimum cash flow from Williams under the power purchase agreement is approximately $3.8 million per month for October through May and $7.9 million per month from June through September.

During 2003, the Company’s first full year of operations, net cash provided by operating activities was $14.8 million, which included non-cash depreciation of $11.4 million, and amortization of $.8 million.  We currently anticipate that the plant will be dispatched in future periods to a similar degree as it was during 2003, that operating cash flow will be comparable to 2003 in 2004 and that operating cash requirements will be similar in 2004 and 2005 as they were during this first year of operation.  We also believe that cash flows from the sale of electricity and/or minimum capacity payments under the Power Purchase Agreement and funds available to be drawn under the debt service reserve letter of credit or the power purchase letter of credit (each as described above) will be sufficient to pay project costs, including ongoing expenses and principal and interest on our senior secured bonds as described below, fund costs of our commercial operations and pay fees and expenses in connection with the Power Purchase Agreement letter of credit (as described above).

We have provided the collateral agent with a debt service reserve letter of credit in an initial stated amount of $22.0 million. We have also provided Williams Energy a $10 million letter of credit under the Power Purchase Agreement, which we refer to as the power purchase letter of credit, to support specific payment obligations under the Power Purchase Agreement. The repayment obligations with respect to any drawings under the power purchase letter of credit are our senior debt obligation. The interest rate on these loans would be the sum of a) the higher of (i) the Federal Funds Rate plus .50% and (ii) the Agent’s prime rate and b) an applicable margin rate which is based upon the rating of our senior secured bonds. Since our senior secured bonds are currently rated below investment grade, our working capital facility is unavailable and we are required to pay higher fees for draws on any of our project support agreements.

As discussed below, in the event we are required to return the $35 million alternate credit support to Williams Energy we may also use a portion of operating revenues for this purpose.  Under the terms of the Letter Agreement, Williams Energy shall have the right to recoup the Prepayment by set-off of any and all amounts owing to the Company under the Power Purchase Agreement no earlier than the June in the calendar year after the occurrence of regaining its investment grade rating or the beginning of the twentieth year after the commercial operation date, whichever comes first (Note 7). In the event the Company regains its investment grade status, the Company will also have access to its $2.5 million working capital agreement (Note 6). After the Power Purchase Agreement expires, we plan to depend on revenues generated from market sales of electricity.  These beliefs are subject to certain assumptions, risks and uncertainties, including those set forth above under the caption “Cautionary Note Regarding Forward-Looking Statements” and there can be no assurances.

Debt Service

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

The annual interest and principal payments on the 2019 and 2029 Bonds are scheduled as follows:

Year	Interest	Principal
	(in thousands)
2004	$33,113	$5,230
2005	32,579	5,071
2006	32,111	7,101
2007	31,502	6,105
2008	31,020	8,122
2009 and thereafter	317,561	343,733
Total Payments	$477,886	$375,362

We are current on debt payments through February 29, 2004.

We are prohibited from making any distributions unless we have required minimum balances in certain accounts and have met certain other conditions contained in the Indenture and the Collateral Agency and Intercreditor Agreement governing the senior secured bonds.

Maintenance Agreement

We have entered into the Maintenance Program Parts, Shop Repairs and Scheduled Outage TFA Services Contract, dated as of December 8, 1999, with Siemens Westinghouse by which Siemens Westinghouse will provide us with, among other things, combustion turbine parts, shop repairs and scheduled outage technical field assistance services.

The maintenance services agreement became effective on the date of execution and unless terminated early, will terminate upon completion of shop repairs performed by Siemens Westinghouse following the twelfth scheduled outage of the applicable combustion turbine or 16 years from the effective date of the contract, whichever occurs first.

The maintenance services agreement indicates that we will pay a fixed amount, adjusted for inflation, over the term of the agreement. The payments are based on a stated amount for each equivalent base load hour of the combustion turbines, but if a scheduled maintenance outage occurs prior to 8,000 equivalent base load hours being accumulated since the last scheduled maintenance outage for that turbine, the Company will be invoiced the remaining amount to equate to 8,000 hours. The total of these payments for the twelve months ended December 31, 2003 was approximately $2.8 million, which included a maintenance outage and related payment as the turbine was far short of the 8,000 hour level. Assuming the same dispatch hours and the performance of one maintenance outage, a comparable level of payments would be expected for the twelve months ended December 31, 2004.

Operations Agreement

We entered into a Development and Operations Services Agreement, dated as of March 1,2000, with AES Sayreville, L.L.C. by which AES Sayreville, L.L.C. is providing development and construction management services and, after the commercial operation date, operating and maintenance services for our facility for a period of

32 years. Under the operations agreement, AES Sayreville, L.L.C is responsible for, among other things, preparing plans and budgets related to start-up and commercial operation of our facility, providing qualified operating personnel, making repairs, purchasing consumables and spare parts (not otherwise provided under the maintenance services agreement) and providing other services as needed according to industry standards. During fiscal year 2002, AES Sayreville, L.L.C was compensated for the services on a cost plus fixed-fee basis of $133,000 per month.  The fee is adjusted annually by the change in Gross Domestic Product, Implicit Price Deflator.  Total fees paid by us were $1.6 million for the year ended December 31, 2003.  Under the services agreement between AES Sayreville, L.L.C and The AES Corporation, The AES Corporation provides to AES Sayreville, L.L.C all of the personnel and services necessary for AES Sayreville, L.L.C to comply with its obligations under the operations agreement.

The following table is an estimate of management fees paid through the end of the contract, using an annual inflation rate of 2.7%:

Year	Fees
(in thousands)
2004	$1,639
2005	1,683
2006	1,729
2007	1,775
2008	1,823
2009 and thereafter	73,034
Total Payments	$81,683

Other Commitments.

As discussed in “Item 1-Business-Power Purchase Agreement -Security” and Footnote 7 to the Consolidated Financial Statements, pursuant to Section 18.3 of the Power Purchase Agreement, in the event that Standard & Poors (“S&P”) or Moody’s rates the long-term senior unsecured debt of The Williams Companies, Inc. lower than investment grade, The Williams Companies, Inc. is required to supplement The Williams Companies, Inc. guarantee with additional alternative security that is acceptable to us.  Due to the downgrade of The Williams Companies, Inc. to below investment grade in 2002, Williams Energy has provided with $35 million cash as alternate credit support.  In the event that the Williams Companies, Inc. regains and maintains its investment grade status, provides a substitute guaranty of Investment Grade rating, or posts a letter of credit, we will be required to return the $35 million alternative credit support to Williams Energy. Under the terms of the Letter Agreement, Williams Energy shall have the right to recoup the Prepayment by set-off of any and all amounts owing to the Company under the Power Purchase Agreement no earlier than the June in the calendar year after the occurrence of regaining its investment grade rating or the beginning of calendar year 20, whichever comes first (Note 7). In the event the Company regains its investment grade status, the Company will also have access to its $2.5 million working capital agreement (Note 6).  As of December 31, 2003, the Company had cash balances of approximately $35 million.  In the event the Company is required to return the $35 million alternative credit support to Williams, we believe that we would use all or a portion of our current cash balances and cash generated from future operations, with any remaining balance deducted from the monthly amounts due to us from Williams Energy.  This belief is subject to certain assumptions, risks and uncertainties, including those set forth above under the caption “Cautionary Note Regarding Forward-Looking Statements” and there can be no assurances that our operating revenues will generate sufficient cash.

We have entered into an agreement with the Borough of Sayreville by which we will develop and implement a plan to replace trees which were removed during clearing of the Facility site.  The Land Development Plan is required for final site approval.   The estimated cost of the plan is approximately $425,000.  We are in the process of selecting a contractor to perform the service and no payments have been made as of December 31, 2003.  On July 23, 2003, the project was secured by a letter of credit issued by Union Bank of California for $425,000 with the Borough of Sayreville as the beneficiary.  This irrevocable standby letter of credit currently has an expiration date of June 30, 2004 and represents the amount potentially due if there is a failure of AES Red Oak, LLC to take action regarding the plan.

As of December 31, 2003, we also had a capital commitment of $114,000 related to a road modification project.  It is also anticipated that we will incur capital expenditures of approximately $400,000 in 2004 related to general improvements of the facility.

We have also entered into a contract with the Borough of Sayreville (the “Borough”) pursuant to which the Borough will provide untreated water to us. The contract has a term of 30 years with an option to extend for up to four additional five-year terms. We are contractually committed to a minimum annual payment of $300,000.

Under the construction agreement, we were entitled to retain certain amounts from each scheduled payment until after final acceptance by us of the facility unless Raytheon posted a letter of credit in the amount of amounts which would otherwise be retained.  As of December 31, 2003, Raytheon had provided a letter of credit of approximately $30.8 million and we had paid Raytheon for any amounts previously retained.  We may draw on this letter of credit in the event that Raytheon fails to pay us any amount owed to us under the construction agreement.  As of December 31, 2003 and December 31, 2002, we had drawn $544,000 and $96,000 on this letter of credit, respectively, for interim rebates which Raytheon had agreed to pay until their notice of Final Acceptance on July 22, 2003.

As discussed in Item 1–”Business–Construction Agreement–Completion and Acceptance of Our Project–Final Completion” we are currently disputing the final completion of the project with Raytheon.

Risks that May Impact Our Liquidity

Williams Energy is currently our sole customer for purchases of capacity, ancillary services, and energy and our sole source for fuel. Williams Energy’s payments under the Power Purchase Agreement are expected to provide all of our operating revenues during the term of the Power Purchase Agreement.

The payment obligations of the Williams Companies, Inc. under its guaranty of Williams Energy’s obligations under the Power Purchase Agreement were originally capped at an amount equal to approximately $510 million. Beginning on January 1 of the first full year after the commercial operation date, this guaranty cap is to be reduced semiannually by a fixed amount which is based on the amortization of our senior secured bonds during the applicable semiannual period.  As of December 31, 2003, the guarantee was capped at $507.6 million.

Due to the downgrade of The Williams Companies, Inc. to below investment grade, the Company and Williams Energy entered into a letter agreement dated November 7, 2002 (the “Letter Agreement”) under which Williams Energy agreed to provide the Company with a $10 million prepayment (the “Prepayment”) and certain additional collateral.  A description of the collateral that supports Williams Energy’s obligations under the Power Purchase Agreement is set forth under “Item 1-Business Power Purchase Agreement-Security” and Footnote 7 to our Consolidated Financial Statements”.

Since we depend on Williams Energy for both revenues and fuel supply under the Power Purchase Agreement, if Williams Energy were to terminate or default under the Power Purchase Agreement, there would be a severe negative impact to our cash flow and financial condition which could result in a default on our senior secured bonds.  Due to the current pool prices, we would expect that if we were required to seek alternate purchasers of our power in the event of a default of Williams Energy, even if we were successful in finding alternate revenue sources, any such alternate revenue sources would be substantially below the amounts that would have been otherwise payable pursuant to the Power Purchase Agreement. There can be no assurance as to our ability to generate sufficient cash flow to cover operating expenses or our debt service obligations in the absence of a long-term power purchase agreement with Williams Energy.

In addition to the factors discussed above, and/or the other factors listed under the “Cautionary Note Regarding Forward-Looking Statements,” if we do not receive final rebates from Raytheon and/or the working capital agreement continues to be unavailable as a result of the ratings on our senior secured bonds, we could experience a negative impact on our cash flow and financial condition.

Business Strategy and Outlook

Our overall business strategy is to market and sell all of our net capacity, fuel conversion and ancillary services to Williams Energy during the 20-year term of the Power Purchase Agreement. After expiration of the Power Purchase Agreement, or in the event the Power Purchase Agreement is terminated prior to its 20-year term or Williams Energy otherwise fails to perform, we would seek to sell our facility’s capacity, ancillary services and energy in the spot market or under a short or long-term power purchase agreement or into the PJM power pool market.  Due to recent declines in pool prices, however, we would expect that even if we were successful in finding alternate revenue sources, any such alternate revenues would be substantially below the amounts that would have been otherwise receivable pursuant to the Power Purchase Agreement.  There can be no assurances as to whether such efforts would be successful.

We intend to cause our facility to be managed, operated and maintained in compliance with the project contracts and all applicable legal requirements.

Recent and New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board  (“FASB”) issued SFAS No. 143, entitled “Accounting for Asset Retirement Obligations.”  This standard is effective for fiscal years beginning after June 15, 2002 and provides accounting requirements for asset retirement obligations associated with long-lived assets.  Under the Statement, the asset retirement obligation is recorded at fair value in the period in which it is incurred by increasing the carrying amount of the related long-lived asset.  The liability is accreted to its present value in each subsequent period and the capitalized cost is depreciated over the useful life of the related asset. The adoption of this standard did not have a material effect on the Company’s financial statements.

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

In April 2003, the FASB issued Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 amends and clarifies the accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133.  The amendments set forth in SFAS No. 149 require that contracts with comparable characteristics be accounted for similarly.  In particular, this statement clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative according to SFAS No. 133 and when a derivative contains a financing component that warrants special reporting in the statement of cash flows.  In addition, the statement amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and amends certain other existing pronouncements.

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

In May 2003, the FASB adopted SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of this pronouncement will not have a material effect on our financial position, results of operations, or cash flows.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  This interpretation establishes new disclosure requirements for all guarantees, but the measurement criteria are applicable to guarantees issued and modified after December 31, 2002. The adoption of this interpretation did not have any immediate material effect on the Company’s financial statements.

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN No. 46”).  In October 2003, FASB Staff Position No. 46-6, “Effective Date of FIN No. 46, Consolidation of Variable Interest Entities” deferred the effective date of FIN No. 46 for variable interests held by a public entity in a variable interest entity (“VIE”) that was created or acquired before February 1, 2003 to the end of the first interim or annual period ending after December 15, 2003.  In December 2003, FASB issued FIN 46 (revised December 2003), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN 46(r)”), which clarified some requirements and incorporated several staff positions that the Company was already required to apply.  In addition, FIN 46(r) deferred the effective date for VIEs that were created or acquired before February 1, 2003 and were not considered special purpose entities (“SPEs”) prior to the issuance of the interpretation until the end of the first reporting period ending after March 15, 2004.  FIN 46(r) defines a VIE as (i) any entity in which the equity investors at risk in such entity do not have the characteristics of a controlling financial interest, or (ii) any entity that does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties.  It requires the consolidation of the VIE by the primary beneficiary.  The adoption of FIN 46(r) requires the Company to include disclosures for non SPE VIEs created or acquired on or after February 1, 2003 in its condensed consolidated financial statements related to the total assets and the maximum exposure to loss resulting from the Company’s interests in VIEs.  The adoption of FIN 46(r) for VIEs created or acquired prior to February 1, 2003 that were considered SPEs prior to the issuance of the interpretation did not have a significant impact on the Company’s consolidated financial statements.  The Company has assessed the impact of the provisions of FIN 46(r) on its consolidated financial statements for VIEs created or acquired prior to February 1, 2003 that were not considered SPEs prior to the issuance of the interpretation, and does not believe that the impact will be material.

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

Revenue Recognition —  We generate energy revenues under the Power Purchase Agreement with Williams Energy.  During the 20-year term of the agreement, we expect to sell capacity and electric energy produced by the facility, as well as ancillary services and fuel conversion services.  Under the Power Purchase Agreement, we also generate revenues from meeting (1) base electrical output guarantees and (2) heat rate rebates through efficient electrical output.  Revenues from the sales of electric energy and capacity are recorded based on output delivered and capacity provided at rates as specified under contract terms.  Revenues for ancillary and other services are recorded when the services are rendered. Amounts that are in dispute are reserved for accordingly, based on the probability that they will be realized.

Property, Plant and Equipment —  Property, plant and equipment is recorded at cost and is depreciated, after consideration for salvage value, over its useful life.  The estimated lives of our generation facilities range from five to thirty-six years.  A significant decrease in the estimated useful life of a material amount of our property, plant or equipment could have a material adverse impact on our operating results in the period in which the estimate is revised and in subsequent periods.  The depreciable lives of our property plant and equipment by category are as follows:

Description of Asset	Depreciable Life	December 31, 2003 ($000’s)
Buildings	35	$1,767
Vehicles	5	112
Computers	6	772
Furniture and Fixtures	10	515
Combustion Turbine Generator Parts	9-36	45,367
Gas Heaters	35	1,119
Spare Parts Inventory	—	12,751
Plant	35	362,390
		$424,793

Commitments and Contingencies– The Company had entered into arbitration with Williams Energy to resolve certain disputes regarding the date of commercial operation and the proper interpretation of certain provisions of the Power Purchase Agreement relating to the amounts claimed by the Company to be payable by Williams Energy.  On November 4, 2003, the Company and Williams Energy settled this dispute.  The Company is also disputing $802,000 of merchant price, testing gas and other charges with Williams Energy that the Company contends is owed from Williams. This was not part of the above arbitration.

The Company’s facility was initially designed, engineered, procured and constructed for us by Washington Group International, Inc. (“WGI”) (as the successor contractor) on a fixed-price, turnkey basis. On May 14, 2001, WGI filed a plan of reorganization along with voluntary petitions to restructure under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Nevada in Reno (the “Bankruptcy Court”). As a result of WGI’s bankruptcy filing, on June 20, 2001 we made a demand on the Raytheon Company (“Raytheon”) to perform its obligations under a guarantee which Raytheon had given us of WGI’s performance obligations under the construction agreement and Raytheon became responsible for the construction of our facility.  As discussed above, provisional acceptance has been granted and the Facility has commenced commercial operations, however, Raytheon must perform certain agreed upon completion items in order to obtain final acceptance. Raytheon gave notice of Final Acceptance on July 22, 2003 based on its July 8, 2003 performance test.  On July 31, 2003, the Company received a letter from the project’s independent engineer stating that it could not support Raytheon’s claim of final acceptance and it did not consider the July 8, 2003 performance test valid.  In making this assessment, the independent engineer cited, among other reasons, (i) modifications made to certain equipment in performance of the July 8 performance test which would adversely impact the operations of the plant and other pieces of equipment and (ii) Raytheon’s failure to demonstrate compliance with guaranteed emissions limits.  On August 1, 2003, the Company rejected Raytheon’s claim of final acceptance.  This rejection was based upon Raytheon’s failure to meet the conditions for final acceptance provided for in the EPC contract. On August 7, 2003, the Company received a response from Raytheon in which Raytheon claims that the Company’s rejection of the final acceptance is invalid and improper.  The Company is currently considering its options for resolving this dispute.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We issued and have outstanding two series of bonds, registered under the Securities Act of 1933.  As of December 31, 2003, the aggregate outstanding principal amount of these bonds was $375.4 million.  We are not subject to interest rate risk as the interest rates associated with our outstanding indebtedness are fixed over the life of the bonds.

We currently have no other financial or derivative financial instruments. We do not believe that we face other material market risks requiring disclosure pursuant to Item 305 of Regulation S-K.

During 2003 the PJM market, into which our facility’s generation is distributed, experienced a general decline in the amount paid for electricity. This, in combination with a marked increase in the cost of natural gas, was a major factor in Williams’ decision to dispatch our facility on a very limited basis. Based upon current market conditions and projections from Williams, we anticipate a comparable dispatch level in 2004.  In the event that these market conditions do not improve, and Williams does not dispatch our facility at all in 2004, we believe that the fixed capacity payments are sufficient to meet the cash demands of our business, but we require the additional revenue from such fuel conversion services to be profitable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

AES Red Oak L.L.C. and Subsidiary
(An Indirect, Wholly Owned
Subsidiary Of The AES Corporation)

INDEPENDENT AUDITORS’ REPORT

To the Member of
AES Red Oak, L.L.C. and Subsidiary:

We have audited the accompanying balance sheets of AES Red Oak, L.L.C. (an indirect wholly owned subsidiary of The AES Corporation) (the “Company”) as of December 31, 2003 and 2002 and the related statements of operations, changes in member’s capital and cash flows for the years ended December 31, 2003, 2002 and 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of AES Red Oak,  L.L.C., as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years ended December 31, 2003, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

As more fully discussed in Note 7, the Company’s dependence upon Williams Energy Marketing & Trading Company under the Power Purchase Agreement exposes the Company to possible loss of revenues and fuel supply. There can be no assurances as to the Company’s ability to generate sufficient cash flow to cover operating expenses or debt service obligations in the absence of a Power Purchase Agreement with Williams Energy Marketing & Trading Company and related guaranty by The Williams Companies, Inc. or their affiliates.

Deloitte & Touche LLP
McLean, Virginia
March 15, 2004

AES RED OAK, L.L.C. AND SUBSIDIARY
AN INDIRECT, WHOLLY OWNED SUBSIDIARY OF THE AES CORPORATION

Consolidated Balance Sheets,
December 31, 2003 and 2002
(dollars in thousands, except share amounts)

	2003	2002
ASSETS:

Current Assets:
Cash	$38	$23
Restricted cash at cost, which approximates market value	34,837	7,749
Receivables	4,070	8,442
Receivable from affiliate	51	309
Prepaid and other expenses	628	230
Total current assets	39,624	16,753
Land	4,240	4,240
Property, plant, and equipment – net of accumulated depreciation of $15,830 and $4,438, respectively	408,963	417,659
Deferred financing costs – net of accumulated amortization of $3,128 and $2,315, respectively	15,577	16,390
Other assets	219	141
Total assets	$468,623	$455,183

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Accounts payable	$398	$1,175
Accrued liabilities	956	1,516
Accrued interest	2,759	2,804
Liabilities under spare parts agreement – current portion	4,520	—
Payable to affiliate	131	18
Bond payable-current portion	5,230	6,219
Other current liabilities	35,000	10,000
Total current liabilities	48,994	21,732

Bonds payable	370,132	375,361

Liabilities under spare parts agreement and other	2,017	9,325
Total liabilities	$421,143	$406,418

Commitments and Contingencies (Note 8)

Member’s equity:
Common stock, $1 par value-10 shares authorized, none issued or outstanding	$—	$—
Contributed capital	56,775	56,736
Member’s deficit	(9,295)	(7,971)
Total member’s equity	47,480	48,765
Total liabilities and member’s equity	$468,623	$455,183

See notes to consolidated financial statements.

AES RED OAK, L.L.C. AND SUBSIDIARY
AN INDIRECT, WHOLLY OWNED SUBSIDIARY OF THE AES CORPORATION

Consolidated Statements of Operations,
years ended December 31, 2003,  2002 and  2001

(dollars in thousands)

	Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001
OPERATING REVENUES
Energy	$64,206	$26,244	$—

OPERATING EXPENSES
Fuel costs	906	6,898	—
Fuel conversion volume rebate	5,793	1,645	—
Corporate management fees	1,608	594	—
Other operating expenses	7,207	1,990	—
Depreciation expense	11,392	4,438	—
General administrative costs	4,002	1,237	68
Total operating expenses	30,908	16,802	68

Operating income (loss)	$33,298	$9,442	$(68)

OTHER INCOME (EXPENSE)
Interest income	$495	$125	$1,655
Other income- interim rebates	1,427	957	—
Liquidated damages received	—	1,810	—
Interest expense	(34,232)	(13,163)	(3,592)
Other expense - letter of credit fees	(1,013)	(379)	—
Liquidated damages paid	(249)	(1,810)	—
Total other income (expense)	(33,572)	(12,460)	(1,937)

NET LOSS	$(274)	$(3,018)	$(2,005)

See notes to consolidated financial statements.

AES RED OAK, L.L.C. AND SUBSIDIARY
AN INDIRECT, WHOLLY OWNED SUBSIDIARY OF THE AES CORPORATION

Consolidated Statements of Changes in Member’s Capital,
years ended December 31, 2003,  2002 and  2001
(dollars in thousands)

	Common Stock		Contributed	Member’s	Member’s
	Shares	Amount	Capital	Deficit	Equity
BALANCE, DECEMBER 31, 2000	—	$—	$	$(948)	$(948)
Contributed capital	—	—	986	—	986
Net loss	—	—	—	(2,005)	(2,005)
BALANCE, DECEMBER 31, 2001	—	$—	$986	$(2,953)	$(1,967)
Contributed capital	—	—	55,750	—	55,750
Dividends	—	—	—	(2,000)	(2,000)
Net loss	—	—	—	(3,018)	(3,018)
BALANCE, DECEMBER 31, 2002	—	$—	$56,736	$(7,971)	$48,765
Contributed capital	—	—	39	—	39
Dividends	—	—	—	(1,050)	(1,050)
Net loss	—	—	—	(274)	(274)
BALANCE, DECEMBER 31, 2003	—	$—	$56,775	$(9,295)	$47,480

See notes to consolidated financial statements.

AES RED OAK, L.L.C. AND SUBSIDIARY
AN INDIRECT, WHOLLY OWNED SUBSIDIARY OF THE AES CORPORATION

Consolidated Statements of Cash Flows, for the years
ended December 31, 2003,  2002 and  2001
(dollars in thousands)

	Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001
OPERATING ACTIVITIES:
Net loss	$(274)	$(3,018)	$(2,005)
Amortization of deferred financing costs	813	853	816
Depreciation	11,392	4,438	—
Change in:
Accounts receivable – trade	4,372	(8,442)	21
Receivable from affiliate	258	(184)	(125)
Prepaid expenses	(398)	(230)	—
Other assets	(78)	(141)	—
Accrued interest	(45)	(17)	—
Accrued liabilities	(560)	1,454	(28)
Payable to affiliate	113	(64)	(2,423)
Accounts payable	(777)	293	578
Net cash provided by (used in) operating activities	$14,816	$(5,058)	$(3,166)

INVESTING ACTIVITIES:
Payments for capital additions	(2,696)	(24,029)	(42,926)
Payments under long term spare parts agreement	(2,788)	(1,175)	—
Change in:
Retention payable	—	(29,478)	29,478
Restricted cash	(27,088)	(1,688)	15,734
Net cash (used in) provided by investing activities	$(32,572)	$(56,370)	$2,286

FINANCING ACTIVITIES:
Payment of principal on bonds payable	(6,218)	(2,420)	—
Contribution from parent	39	55,750	986
Security proceeds from Williams under PPA	25,000	10,000	—
Dividends paid to parent	(1,050)	(2,000)	—
Net cash provided by financing activities	$17,771	$61,330	$986
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$15	$(98)	$106
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$23	$121	$15
CASH AND CASH EQUIVALENTS, END OF PERIOD	$38	$23	$121
SUPPLEMENTAL DISCLOSURE OF OTHER ACTIVITIES:
Interest paid (net of amounts capitalized)	$33,537	$8,437	$—
Transfer of prepaid construction costs to construction in progress	$—	$—	$31,840
Receipt of spare parts under long-term service agreement	$289	$10,500	$—
Transfer of construction in progress to property, plant and equipment	$344	$411,597	$—

See notes to consolidated financial statements.

AES RED OAK L.L.C. AND SUBSIDIARY
AN INDIRECT WHOLLY OWNED SUBSIDIARY OF THE AES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

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

The Facility, consists of three Westinghouse 501 FD combustion turbines, three unfired heat recovery steam generators, and one multicylinder steam turbine. The Facility produces and sells electricity, as well as provides fuel conversion and ancillary services, solely to Williams Energy Marketing & Trading Company (“Williams Energy”) under a 20-year Fuel Conversion Services, Capacity and Ancillary Services Purchase Agreement (the “Power Purchase Agreement”).  The term of the Power Purchase Agreement is twenty years from the last day of the month in which commercial operation commenced, which was September 2002.  The Company reached provisional acceptance on August 11, 2002, risk transfer on August 13, 2002, and took the position that the Facility was commercially available on September 1, 2002.  Williams Energy disputed the September 1, 2002, commercial operation date and informed the Company that it recognized commercial availability of the facility as of September 28, 2002.  On November 4, 2003, a settlement was reached and a commercial operation date of September 28, 2002 was agreed upon (see Note 7 ).

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

The Company is a wholly owned subsidiary of AES Red Oak, Inc. (“Red Oak”), which is a wholly-owned subsidiary of The AES Corporation (“AES”). Red Oak has no assets other than its ownership interests in the Company and AES Sayreville, L.L.C. (see Note 9). Red Oak has no operations and is not expected to have any operations. Red Oak’s only income is distributions (if any) it receives from the Company and AES Sayreville, L.L.C.  Pursuant to an equity subscription agreement (see Note 6), Red Oak agreed to contribute up to approximately $56.7 million to the Company to fund construction after the bond proceeds have been fully utilized. As of December 31, 2002, all $56.7 million had been contributed, including the reclassification of a $986,000 payable to an affiliate (AES Corporation) to contributed capital in February 2001. This amount represented expenditures paid by the AES Corporation prior to March 15, 2000.

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

2.              OPERATIONS

During 2002, as further discussed in Note 7, the credit ratings of the long-term senior unsecured debt of The Williams Companies, Inc. were downgraded to below investment grade.  Since achieving commercial operations, under the Power Purchase Agreement with Williams Energy, the Company is eligible to receive variable operations and maintenance payments, total fixed payments, energy exercise fee payments (each as defined in the Power Purchase Agreement) and other payments for the delivery of fuel conversion, capacity and ancillary services.  Since September 28, 2002, Williams Energy has not requested that the Company run the facility or “dispatch” the facility to a significant degree, outside the peak summer months. The minimum capacity payments provided for under the Power Purchase Agreement have been our primary source of operating revenues, representing $62.0 million of our total revenues of $64.2 million for the twelve months ended December 31, 2003.  The Company has used these operating revenues, together with interim rebates received from Raytheon under the construction agreement, interest income from the investment portion of the proceeds from the sale of the senior secured bonds and the $10 million Prepayment from Williams (Note 7) to fund its generation expenses, other operations and maintenance expenses and debt service costs.  As discussed in Note 7, in the event that The Williams  Companies, Inc. regains and maintains its investment grade status, Williams Energy provides a substitute guaranty of investment grade rating, or posts a letter of credit, the Company will be required to return the $35 million alternative credit support provided by Williams Energy in accordance with the terms of the Letter Agreement.

The Company currently anticipates being dispatched by Williams Energy beginning in April 2004 but can provide no assurance that this will occur.  In the event that the facility is not dispatched, the Company’s operating revenues will consist of minimum capacity payments under the Power Purchase Agreement.  The Company has also provided two letters of credit, the Power Purchase Agreement Letter of Credit ($10 million) and the debt service reserve letter of credit ($22 million) (Notes 6 and 7) that may be utilized if necessary to fund obligations as they become due.   In the event the Company regains its investment grade status, the Company will also have access to its $2.5 million working capital agreement (Note 6).

The Company currently believes that its sources of liquidity will be adequate to meet its needs through the end of 2004.  This belief is based on a number of assumptions, including but not limited to the continued performance and satisfactory financial condition of the third parties on which the Company depends, particularly Williams Energy as fuel supplier and purchaser of all electric energy and capacity produced by the facility as well as ancillary and fuel conversion services of the Company (as provided by  the Power Purchase Agreement) and The Williams Companies, Inc. as guarantor of Williams Energy’s performance under the Power Purchase Agreement.  Known and unknown risks, uncertainties and other factors outside the Company’s control may cause actual results to differ materially from its current expectations.  These risks, uncertainties and factors include but are not limited to risks and uncertainties related to the financial condition and continued performance of the third parties on which the Company depends, including Williams Energy and The Williams Companies and its affiliates, the possibility that the facility will not be dispatched to a significant degree, delays in or disputes over the completion of the facility, the possibility of unexpected problems related to the performance of the facility, the possibility of unexpected expenses or lower than expected revenues and additional factors that are unknown to the Company or beyond its control.

Since the Company depends on Williams Energy for both revenues and fuel supply under the Power Purchase Agreement, if Williams Energy were to terminate or default under the Power Purchase Agreement, there would be a severe negative impact on the Company’s cash flow and financial condition which could result in a default on its senior secured bonds.  Due to recent declines in pool prices, the Company would expect that if it were required to seek alternative purchasers of its power as a result of a default by Williams Energy that any such alternate revenues would be substantially below the amounts that would have been otherwise payable pursuant to the Power Purchase

Agreement.  There can be no assurance as to the Company’s ability to generate sufficient cash flow to cover operating expenses or its debt service obligations in the absence of a long-term power purchase agreement with Williams Energy.

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

Restricted Cash and Investments - The Company is prohibited from making any distributions unless it has required minimum balances in certain accounts and has met certain other conditions contained in the Indenture and the Collateral Agency and Intercreditor Agreement governing the senior secured bonds. These minimum balances totaled $3.3 million at December 31, 2003. The $31.5 million balance of restricted cash consists of cash to be used to repay the Alternative Credit Support amount owed to Williams (See Note 7 - Power Purchase Agreement).  The Company had the required minimum balances and had met the required conditions when it made distributions of $1.05 million and $2.0 million to AES Red Oak, Inc. on December 31, 2003 and 2002, respectively.

Property, Plant and Equipment — Property, plant and equipment is recorded at cost.  Depreciation, after consideration of salvage value, is computed using the straight-line method over the estimated useful lives of the assets, which range from five to thirty-six years.  Maintenance and repairs are charged to expense as incurred.  The depreciable lives of our property, plant and equipment by category are as follows:

Description of Asset	Depreciable Life	December 31, 2003 (in thousands)
Buildings	35	$1,767
Vehicles	5	112
Computers	6	772
Furniture and Fixtures	10	515
Combustion Turbine Generator Parts	9-36	45,367
Gas Heaters	35	1,119
Spare Parts Inventory	—	12,751
Plant	35	362,390
		$424,793

Deferred Financing Costs - Financing costs are deferred and are being amortized using the straight-line method over the life of the bonds, which does not differ materially from the effective interest method of amortization.

Revenue Recognition —  The Company generates energy revenues under the Power Purchase Agreement with Williams Energy.  During the 20-year term of the agreement, the Company expects to sell capacity and electric energy produced by the facility, as well as ancillary services and fuel conversion services.  Under the Power Purchase Agreement, revenues are generated from meeting (1) base electrical output guarantees and (2) heat-rate rebates through efficient electrical output.  Revenues from the sales of electric energy and capacity are recorded based on output delivered and capacity provided at rates as specified under contract terms.  Revenues for ancillary and other services are recorded when the services are rendered.

Upon its expiration, or in the event that the Power Purchase Agreement is terminated prior to its 20-year term or Williams Energy otherwise fails to perform, the Company would seek to generate energy revenues from the sale of electric energy and capacity into the merchant market or under new short- or long-term power purchase or similar agreements.  Due to recent declines in pool prices, however, the Company would expect that even being successful in finding alternate revenue sources, any such alternate revenues would be substantially below the amounts that would have been otherwise earned pursuant to the Power Purchase Agreement.

After the plant reached provisional acceptance, the Company elected to confirm reliability for up to 19 days before binding with Williams Energy.  Beginning August 13, 2002 (the date of risk transfer) through August 31, 2002, the Company operated the facility as a merchant plant and sold electric revenues to Williams Energy, in its capacity as our PJM account representative, at spot market prices and bought gas from Williams Energy at spot market prices.  Additionally, during September 2002, the Company made net electric energy available to Williams Energy during times when it had not received a Williams Energy dispatch notice.  This net electric energy is referred to as “other sales of energy” in the Power Purchase Agreement and is sold at the local marginal price commonly referred to as spot market energy.  Gas required for this energy generation was purchased from Williams Energy at spot market prices.  The Company recognized merchant revenues of approximately $11.1 million and fuel expenses of approximately $6.9 million for the year ended December 31, 2002.  These amounts are included within energy revenues and operating costs in the accompanying condensed consolidated statements of operations for the year ended December 31, 2002. Since September 28, 2002, Williams Energy has not requested that the Company run the facility or “dispatch” the facility to a significant degree. The minimum capacity payments provided for under the Power Purchase Agreement have been our primary source of operating revenues, representing $62.0 million of our total revenues of $64.2 million for the twelve months ended December 31, 2003.

Reclassifications – Certain reclassifications have been made to 2002 amounts to conform to the 2003 presentation.

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

Spare Parts Inventory – Spare parts inventory consists of rotable and other spare parts, primarily covered under the Maintenance Services Agreement discussed in Note 8.  Inventory is reported at cost and is included in Property, Plant and Equipment.  The liability for these spare parts is reflected as current and long-term liabilities in the accompanying balance sheets.

Recent Accounting Pronouncements - In July 2001, the Financial Accounting Standards Board  (“FASB”) issued SFAS No. 143, entitled “Accounting for Asset Retirement Obligations.”  This standard is effective for fiscal years beginning after June 15, 2002 and provides accounting requirements for asset retirement obligations associated with long-lived assets.  Under the Statement, the asset retirement obligation is recorded at fair value in the period in which it is incurred by increasing the carrying amount of the related long-lived asset.  The liability is accreted to its present value in each subsequent period and the capitalized cost is depreciated over the useful life of the related asset. The adoption of this standard did not have a material effect on the Company’s financial statements.

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

4.              CONCENTRATION OF CREDIT RISK IN WILLIAMS ENERGY AND ITS AFFILIATES

Williams Energy is currently the Company’s sole customer for purchases of capacity, ancillary services, and energy and its sole source for fuel.  Williams Energy’s payments under the Power Purchase Agreement are expected to provide all of the Company’s operating revenues during the term of the Power Purchase Agreement.  It is unlikely that the Company would be able to find another purchaser or fuel source on similar terms for its Facility if Williams Energy were not performing under the Power Purchase Agreement.  Any material failure by Williams Energy to make capacity and fuel conversion payments or to supply fuel under the Power Purchase Agreement would have a severe impact on the Company’s operations, and may result in a default on the Company’s debt.  The payment obligations of Williams Energy under the Power Purchase Agreement are guaranteed by The Williams Companies, Inc.  The payment obligations of The Williams Companies, Inc. under the guaranty are capped at an amount equal to approximately $510 million.  Beginning on January 1 of the first full year after the commercial operation date, this guaranty cap is to be reduced semiannually by a fixed amount which is based on the amortization of our senior secured bonds during the applicable semiannual period (see Note 7).

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

5.              NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board  (“FASB”) issued FIN No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN No. 46”).  In October 2003, FASB Staff Position No. 46-6, “Effective Date of FIN No. 46, Consolidation of Variable Interest Entities” deferred the effective date of FIN No. 46 for variable interests held by a public entity in a variable interest entity (“VIE”) that was created or acquired before February 1, 2003 to the end of the first interim or annual period ending after December 15, 2003.  In December 2003, FASB issued FIN 46 (revised December 2003), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN 46(r)”), which clarified some requirements and incorporated several staff positions that the Company was already required to apply.  In addition, FIN 46(r) deferred the effective date for VIEs that were created or acquired before February 1, 2003 and were not considered special purpose entities (“SPEs”) prior to the issuance of the interpretation until the end of the first reporting period ending after March 15, 2004.  FIN 46(r) defines a VIE as (i) any entity in which the equity investors at risk in such entity do not have the characteristics of a controlling financial interest, or (ii) any entity that does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties.  It requires the consolidation of the VIE by the primary beneficiary.  The adoption of FIN 46(r) requires the Company to include disclosures for non SPE VIEs created or acquired on or after February 1, 2003 in its condensed consolidated financial statements related to the total assets and the maximum exposure to loss resulting from the Company’s interests in VIEs.  The adoption of FIN 46(r) for VIEs created or acquired prior to February 1, 2003 that were considered SPEs prior to the issuance of the interpretation did not have a significant impact on the Company’s consolidated financial statements.  The Company has assessed the impact of the provisions of FIN 46(r) on its consolidated financial statements for VIEs created or acquired prior to February 1, 2003 that were not considered SPEs prior to the issuance of the interpretation, and does not believe that the impact will be material.

In April 2003, the FASB issued Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 amends and clarifies the accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133.  The amendments set forth in SFAS No. 149 require that contracts with comparable characteristics be accounted for similarly.  In particular, this statement clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative according to SFAS No. 133 and when a derivative contains a financing component that warrants special reporting in the statement of cash flows.  In addition, the statement amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and amends certain other existing pronouncements.

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

In May 2003, the FASB adopted SFAS No. 150, “Accounting for Certain Financial Instruments with characteristics of both Liabilities and Equity”.  This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of this pronouncement will not have a material effect on our financial position, results of operations, or cash flows.

6.              BONDS PAYABLE

On March 15, 2000, the Company issued $224 million of 8.54% senior secured bonds due 2019 (“2019 Bonds”) and $160 million of 9.20% senior secured bonds due 2029 (2029 Bonds and together with the 2019 Bonds, the “Bonds”) to qualified institutional buyers and/or institutional accredited investors, pursuant to a transaction exempt from registration under the Securities and Exchange Act of 1933 (the Act) in accordance with Rule 144A of the Act. In late September 2000, the Company consummated an exchange offer whereby the holders of the Bonds exchanged their privately placed bonds for registered bonds. The net proceeds of the bonds (after deferred financing costs), approximately $365 million, were used to prepay WGI and other construction costs of the Plant and were also used, during the construction period, for interest payments to bondholders.

Future Maturities of Debt - Principal on the Bonds is payable quarterly in arrears.  Principal payments on the 2019 Bonds commenced on August 31, 2002. Quarterly principal repayment of the 2029 Bonds does not commence until February 28, 2019.  The final maturity date for the Bonds is November 30, 2019 and November 30, 2029, respectively.

Interest & Principal Repayment Schedule:

Year	Interest	Principal
	(in thousands)
2004	$33,113	$5,230
2005	32,579	5,071
2006	32,111	7,101
2007	31,502	6,105
2008	31,020	8,122
2009 and thereafter	317,561	343,733
Total Payments	$477,886	$375,362

Optional Redemption - The Bonds are subject to optional redemption by the Company, in whole or in part, at any time at a redemption price equal to 100% of the principal amount plus accrued interest, together with a premium calculated using a discount rate equal to the interest rate on comparable U.S. Treasury securities plus 50 basis points.

Mandatory Redemption - The Bonds are subject to mandatory redemption by the Company, in whole or in part, at a redemption price equivalent to 100% of the principal amount plus accrued interest under certain situations pursuant to receiving insurance proceeds, eminent domain proceeds, liquidated damages under the construction agreement, or in certain instances in which payments are received under the Power Purchase Agreement if the Company terminates the Power Purchase Agreement as a result of a default by Williams.

Indenture - The Trust Indenture Agency (the Indenture) contains limitations on the Company incurring additional indebtedness, granting liens on the Company’s property, distributing equity and paying subordinated indebtedness issued by affiliates of the Company, entering into transactions with affiliates, amending, terminating or assigning any of the Company’s contracts and fundamental changes or disposition of assets.

Collateral for the Bonds consists of the Facility and related entities, all agreements relating to the operation of the project, the bank and investment accounts of the Company, and all ownership interests in the Company, as prescribed under the Indenture. The Company is also bound by a collateral agency agreement (the Collateral Agency Agreement) and an equity subscription agreement (the Equity Subscription Agreement).

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

Equity Subscription Agreement - The Company, along with Red Oak, entered into an Equity Subscription Agreement, pursuant to which Red Oak agreed to contribute up to approximately $56.7 million to the Company to fund project costs. As of December 31, 2002, Red Oak had contributed the entire $56.7 million to the Company, including the reclassification of a $986,000 payable to an affiliate (AES Corporation) to contributed capital in February 2001. The equity that Red Oak provided to the Company was provided by AES. The Company does not have access to additional liquidity pursuant to this agreement as Red Oak has fulfilled its funding obligations thereunder.

Covenants - The Indenture, Collateral Agency Agreement and Equity Subscription Agreement, contain specific covenants and requirements to be met by the Company.

Bond Ratings and Effect on Working Capital Agreement.  In connection with the initial financing of the Facility, the Company entered into a working capital agreement pursuant to which it could borrow up to $2.5 million from time to time for use in connection with the payment of operating and maintenance costs of the project.  The obligation of the banks that are party to the working capital agreement to extend loans to the Company under the working capital agreement is subject to, among others, the following conditions precedent:

•                                          The Company’s senior secured bonds must be rated “BBB-”or higher by S&P and “Baa3” or higher by Moody’s;

•                                          no default or event of default under the working capital agreement shall have occurred and be continuing; and

•                                          no event has occurred and is continuing which could reasonably be expected to have a material adverse effect on the Company.

In an action related to the ratings downgrade of The Williams Companies, Inc and current market conditions. S&P lowered its ratings on the Company’s senior secured bonds to “B+” on December 10, 2003.  On November 11, 2002, Moody’s had lowered the ratings to “B2” with a negative outlook.   As a result of the Company’s senior secured bonds having a rating lower than “BBB-” by S&P and lower than “Baa3” by Moody’s, funds currently are not available to the Company under the working capital agreement and will not be available unless the ratings of the senior secured bonds of the Company satisfy the condition precedent contained in the working capital agreement.  Further, as a result of the bond ratings downgrades the Company must pay higher fees for draws on its project support agreements.  There can be no assurance that the ratings on the senior secured bonds of the Company will be increased or that the lenders will waive any of the conditions precedent set forth in the working capital agreement.

7.              POWER PURCHASE AGREEMENT

General.  The Company and Williams Energy have entered into a Power Purchase Agreement for the sale of all capacity produced by the Facility, as well as ancillary services and fuel conversion services. Under the Power Purchase Agreement, Williams Energy has the obligation to deliver, on an exclusive basis, all quantities of natural gas and fuel oil required by the Facility to generate electricity or ancillary services, to start-up or shut-down the plant, and to operate the Facility during any period other than a start-up, shut-down, or required dispatch by Williams Energy for any reason. The term of the Power Purchase Agreement is 20 years from the first contract anniversary date, which is the last day of the month in which commercial availability occurs.  As part of the arbitration settlement with Williams Energy, described below, the Company recognizes September 28, 2002 as the commercial availability date.

Under the Power Purchase Agreement, the commercial operation date was required to occur by December 31, 2001, however the Company had the right to extend the commercial operation date until June 30, 2002 by invoking its right to a free extension option which was available under the Power Purchase Agreement if certain conditions were met.  The Company exercised its right to extend the commercial operation date from December 31, 2001 to June 30, 2002, as granted under the free extension option. In addition, the Company had the right under the Power Purchase Agreement to again extend the commercial operation date (the Second Paid Extension Option) from June 30, 2002 to June 30, 2003, upon written notification to Williams Energy no later than May 21, 2002 (which represented an agreed upon extension from the original April 30, 2002 notification deadline), by paying Williams Energy (i) an amount equal to the lesser of any actual damages Williams Energy suffered or incurred after June 30, 2002, as a result of Williams Energy’s reliance upon delivery by such date, to the extent said damages cannot be mitigated fully, or $3.0 million and (ii) certain amount of liquidated damages as calculated pursuant to the Power Purchase Agreement.  On May  21, 2002, the Company exercised the Second Paid Extension Option.  As of December 31, 2002, the Company had paid liquidated damages to Williams Energy at the rate of $11,000 per day for the period beginning on July 1, 2002 and ending on August 31, 2002 which in aggregate amounted to $682,000.  The Company had also paid liquidated damages to Williams Energy at the rate of $22,000 per day for the period beginning on September 1, 2002, and ending on September 27, 2002 which in aggregate amounted to $594,000.  During the period of the Second Paid Extension Option, the Company continued to collect liquidated damages through August 10, 2002 from Raytheon under the construction agreement in the amount of $108,000 per day.  As of December 31, 2003, the Company had received $14 million in liquidated damages from Raytheon under the construction agreement.

The Company entered into arbitration with Williams Energy to resolve certain disputes regarding the date of commercial operation and the proper interpretation of certain provisions of the Power Purchase Agreement relating to the amounts claimed by the Company to be payable by Williams Energy.  Williams Energy has withheld or offset from amounts invoiced by the Company amounts that Williams Energy believes were improperly invoiced based on Williams Energy’s interpretation of the Power Purchase Agreement.  The arbitration related to disputed amounts of approximately $7.6 million, which included a $594,000 payment extension option dispute and a $7.0 million commercial operation start date dispute. On November 4, 2003, the Company and Williams Energy settled this dispute.  Under the settlement, Williams made a cash payment to us of $4,050,153 on November 14, 2003, which included $225,055 of interest from October 2002 to the payment date, and the commercial operation date was agreed to be September 28, 2002. The related revenue had been substantially recorded in September 2002, with the remaining amount recorded in the fourth quarter of 2003.   This payment settles all payment obligations between the parties for the month of September 2002 with respect to the commercial operation date under the Power Purchase Agreement.  From the Company’s perspective, the cash payment has the economic effect of recognizing a commercial operation date prior to September 28, 2002. The Company is also disputing $802,000 of merchant price, testing gas and other charges with Williams Energy that the Company contends is owed by Williams Energy. This was not part of the above arbitration.

Guaranties.  The Company provided Williams Energy a letter of credit (Power Purchase Agreement Letter of Credit) in the amount of $30 million to support specific payment obligations should the Facility not achieve commercial operation by the date required under the Power Purchase Agreement. Upon the commencement of commercial operations in September 2002, the stated amount of that letter of credit was reduced to $10 million. The repayment obligations with respect to any drawings under the Power Purchase Agreement Letter of Credit are a senior debt obligation of the Company.

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

Pursuant to Section 18.3 of the Power Purchase Agreement, in the event that Standard & Poors or Moody’s rates the long-term senior unsecured debt of The Williams Companies, Inc. lower than investment grade, The Williams Companies, Inc. is required to supplement The Williams Companies, Inc. guarantee with additional alternative security that is acceptable to the Company within 90 days after the loss of such investment grade rating.  According to published sources, on July 23, 2002, S&P lowered the long-term senior unsecured debt rating of The Williams Companies, Inc. to “BB-” from “BBB-” and further lowered such rating to “B” on July 25, 2002.  On May 23, 2003 S&P upgraded the rating to B+ with a negative outlook. On July 24, 2002, Moody’s lowered the long-term senior unsecured debt rating of The Williams Companies, Inc. “B1” from “Baa3.”  According to published sources, this rating was further lowered on November 22, 2002 to “Caa1” by Moody’s, but then upgraded to B3 on June 4, 2003. Accordingly, The Williams Companies, Inc.’s long term senior unsecured debt is currently rated below investment grade by both S&P and Moody’s.

Due to the downgrade of The Williams Companies, Inc. to below investment grade, the Company and Williams Energy entered into a letter agreement dated November 7, 2002 (the “Letter Agreement”), under which Williams Energy agreed to provide the Company (a) a prepayment of $10 million within five business days after execution of the Letter Agreement (the “Prepayment”); (b) alternative credit support equal to $35 million on or before January 6, 2003 in any of the following forms (i) cash, (ii) letter(s) of credit with the Company as the sole beneficiary substantially in the form of the Power Purchase Agreement Letter of Credit, unless mutually agreed to otherwise, or (iii) a direct obligation of the United States Government delivered to a custodial securities account as designated by the Company with a maturity of not more than three years; and (c) replenish any portion of the alternative credit support that is drawn, reduced, cashed, or redeemed, at any time, with an equal amount of alternative credit support.  In the Letter Agreement, the Company and Williams Energy acknowledged that the posting of such alternative credit support and Williams Energy’s agreement  and performance of the requirements of (a), (b), and (c) as set forth in the immediately preceding sentence, would be in full satisfaction of Williams Energy’s obligations contained in Section 18.3 of the Power Purchase Agreement.  In the Letter Agreement, the Company and Williams Energy expressly agreed that the posting of the Prepayment or any alternative credit support either now or in the future or any other terms set forth in the Letter Agreement, was not intended, and did not modify, alter, or amend in any way, the terms and conditions or relieve The Williams Company, Inc. from any obligations it has under its guaranty of the payment obligations of Williams Energy under the Power Purchase Agreement.  The guaranty remains in full force and effect, and the Company retains all of its rights and remedies provided by that guaranty.

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

Under the construction agreement, in lieu of the Company’s retainage, Raytheon is entitled to post a letter of credit in the amount of the then current retainage.  As of December 31, 2003, Raytheon had provided a letter of credit of approximately $30.3 million.  The Company may draw on this letter of credit in the event that Raytheon fails to pay us any amount owed to us under the construction agreement.  As of December 31, 2003 and December 31, 2002, the Company had drawn $544,000 and $96,000 on this letter of credit, respectively, for interim rebates which Raytheon then resumed paying until their notice of Final Acceptance described below.

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

Maintenance Services – Pursuant to a maintenance services agreement dated December 5, 1999, Siemens Westinghouse is to provide the Company with specific combustion turbine maintenance services and spare parts for twelve maintenance periods or until December 8, 2015.  As of December 31, 2003, the Company has received approximately $10.8 million in rotable spare parts under this agreement.  This amount is recorded as spare parts inventory, or as Property, Plant and Equipment when placed in service, and the remaining amount owed as current and long-term liabilities in the accompanying balance sheets.  The fees assessed by Siemens Westinghouse are based on the number of Equivalent Base Load Hours accumulated by the applicable Combustion Turbine as adjusted for inflation.  For financial reporting purposes the payments made to Siemens Westinghouse are treated as a reduction of the liabilities under the spare-parts agreement in the accompanying balance sheet, except for the portion that is considered maintenance expense when a scheduled outage occurs.

The maintenance services agreement became effective on the date of execution and unless terminated early, will terminate upon completion of shop repairs performed by Siemens Westinghouse following the twelfth scheduled outage of the applicable combustion turbine or sixteen years from the date of execution, whichever occurs first, unless the Company exercises its right to terminate the agreement after the first major outage of the turbines, which will be approximately the eighth year of operation of the facility.

Additionally, a significant monthly expenditure for payment of the Company’s long term service agreement with Siemens Westinghouse may be required, depending upon equivalent base hours. This agreement provides that the Company pay approximately $346 per gas turbine per equivalent base hour, with a true-up clause should an inspection outage be required based upon the number of equivalent starts. In the event the Company is not required to dispatch the facility, there is no charge for that month.

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

Interconnection Installation Agreement (GPU) – The Company entered into an interconnection agreement with GPU on April 27, 1999 to design, furnish, install and own certain facilities required to interconnect the Company with the transmission system.  Under the terms of this agreement, GPU provided all labor, supervision, materials and equipment necessary to perform the interconnection installation. The cost of these interconnection facilities was approximately $5.1 million.

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

Land Development Plan – The Company entered into an agreement with the Borough of Sayreville by which the Company will develop and implement a plan to replace trees which were removed during clearing of the Facility site.  The Land Development Plan is required for final site approval.   The estimated cost of the plan is approximately $425,000.  The Company is in the process of selecting a contractor to perform the service and no payments have been made as of December 31, 2003.  On July 23, 2003, the project was secured by a letter of credit issued by Union Bank of California for $425,000 with the Borough of Sayreville as the beneficiary.  This irrevocable standby letter of credit currently has an expiration date of June 30, 2004 and represents the amount potentially due if there is a failure of AES Red Oak, LLC to take action regarding the plan.

9.              RELATED PARTY TRANSACTIONS

Effective March 2000, the Company entered into a 32-year development and construction management agreement with AES Sayreville, L.L.C. (“Sayreville”), another wholly owned subsidiary of Red Oak, to provide certain support services required by the Company for the development and construction of the Facility. Under this agreement Sayreville has also provided operations management services for the Plant since the commencement of commercial operation. Minimum amounts payable under the contract during 2003 were $133,000 per month. Since commercial operation was achieved, payments for operations management services have been approximately $399,000 per quarter.

During the construction period, the construction management fees have been paid to Sayreville from the investment balances or from equity funding. For the years ended December 31, 2002 and 2001, $1 million, $1.5 million, in construction management fees were incurred and charged to construction in progress, respectively.  AES will continue to supply Sayreville with the personnel, operational and maintenance services necessary to carry out its obligations to the Company.

The Company had accounts receivable from affiliates of $51,000 and $309,000 as of December 31, 2003 and 2002, respectively.  The Company had accounts payable to its parent and affiliates of $131,000 and $18,000 as of December 31, 2003 and 2002, respectively.  Accounts receivable from affiliates generally represents charges for certain projects that the Company has paid for and invoiced to its affiliates.  Accounts payable to parent and affiliates represent general amounts owed to the Company’s parent and affiliates for shared services.

10.       FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company’s financial instruments have been determined using available market information. The estimates are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

The fair value of the Company’s restricted investments approximates their carrying value. The Bonds had a carrying amount of $375.4 million and $381.6 million at December 31, 2003 and 2002, respectively.  The Bonds had a fair value of approximately $399 million and $261 million, respectively, at December 31, 2003 and 2002.

11.       SEGMENT INFORMATION

Under the provisions of Statement of Financial Accounting Standards No. 131, “Disclosure About Segments of an Enterprise and Related Information”, the Company’s business is expected to be operated as one reportable segment, with operating income or loss being the measure of performance evaluated by the chief operating decision maker. As described in Notes 1 and 6, the Company’s primary customer is Williams, which is expected to provide all of the revenues of the Company during the term of the Power Purchase Agreement.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table summarizes the unaudited quarterly statements of operations for the Company for 2001-2003.

	AES Red Oak, LLC
	Quarter Ended December 31, 2003	Quarter Ended September 30, 2003	Quarter Ended June 30, 2003	Quarter Ended March 31, 2003
	(dollars in thousands)
OPERATING REVENUES
Energy	$11,639	$25,799	$15,747	$11,021
OPERATING EXPENSES
Operating expenses	(5,976)	(7,549)	(6,689)	(6,692)
General and administrative costs	(1,047)	(1,025)	(977)	(953)
Total Operating Expense	(7,023)	(8,574)	(7,666)	(7,645)
OPERATING INCOME	4,616	17,225	8,081	3,376

OTHER INCOME/EXPENSE
Interest income	294	57	67	77
Interest expense	(8,551)	(8,575)	(8,492)	(8,614)
Liquated damages received	12	202	610	603
Other expense	(252)	(255)	(255)	(251)
Liquated damages paid	(249)	—	—	—
Total Other Income/Expenses	(8,746)	(8,571)	(8,070)	(8,185)
NET INCOME (LOSS)	$(4,130)	$8,654	$11	$(4,809)

	AES Red Oak, LLC
	Quarter Ended December 31, 2002	Quarter Ended September 30, 2002	Quarter Ended June 30, 2002	Quarter Ended March 31, 2002
	(dollars in thousands)
OPERATING REVENUES
Energy	$11,184	$15,060	$—	$—
OPERATING EXPENSES
Operating expenses	(6,148)	(9,417)	—	—
General and administrative costs	(406)	(675)	(134)	(22)
Total Operating Expense	(6,554)	(10,092)	(134)	(22)
OPERATING INCOME	4,630	4,968	(134)	(22)

OTHER INCOME/EXPENSE
Interest income	30	34	36	25
Interest expense	(8,589)	(4,310)	(183)	(81)
Other income	618	339	—	—
Liquated damages received	1,810	—	—	—
Other expense	(379)	—	—	—
Liquated damages paid	(1,810)	—	—	—
Total Other Income/Expenses	(8,320)	(3,937)	(147)	(56)
NET INCOME (LOSS)	$(3,690)	$1,031	$(281)	$(78)

	AES Red Oak, LLC
	Quarter Ended December 31, 2001	Quarter Ended September 30, 2001	Quarter Ended June 30, 2001	Quarter Ended March 31, 2001
	(dollars in thousands)
OPERATING REVENUES
Energy	$—	$—	$—	$—
OPERATING EXPENSES
Operating expenses	—	—	—	—
General and administrative costs	(11)	(35)	(13)	(9)
Total Operating Expense	(11)	(35)	(13)	(9)
OPERATING INCOME	(11)	(35)	(13)	(9)

OTHER INCOME/EXPENSE
Interest income	250	543	602	260
Interest expense	(688)	(1,326)	(1,226)	(352)
Other income	—	—	—	—
Other expense	—	—	—	—
Total Other Income/Expenses	(438)	(783)	(624)	(92)
NET INCOME (LOSS)	$(449)	$(818)	$(637)	$(101)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures  Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15d – 15(e)) required by paragraph (b) of Exchange Act Rules 13a – 15 or 15d – 15, and concluded that our disclosure controls and procedures were effective as of December 31, 2003.

Changes in Internal Controls  Based on management’s evaluation that was conducted during the fourth fiscal quarter under the direction of our Chief Executive Officer and Chief Financial Officer, we determined that there was no change in internal control over financial reporting during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Not applicable pursuant to General Instruction I of Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

Not applicable pursuant to General Instruction I of the Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Not applicable pursuant to General Instruction I of the Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable pursuant to General Instruction I of the Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant’s annual financial statements and review of the financial statements included in the registrant’s Form 10Q (17CFR249.308a) or services that or normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were approximately $219,000 and $140,000 for the years ended December 31, 2003 and 2002, respectively.

The registrant’s board of directors serves as its audit committee. All audit and non-audit services to be provided to the registrant by its principal accountant are approved by the board of directors. No pre-approval policies are in place.

There were no other fees paid to the principal accountant for the years ended December 31, 2003 and 2002, respectively.

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

4.5	Global Bond, dated March 15, 2000, evidencing 8.54% Senior Secured Bonds of AES Red Oak, L.L.C., Series A due 2019 in the principal amount of $224,000,000.

4.6	Global Bond, dated March 15, 2000, evidencing 9.20% Senior Secured Bonds of AES Red Oak, L.L.C., Series B due 2029 in the

Exhibit Number	Description
principal amount of $160,000,000.

4.7	Equity Subscription Agreement, dated as of March 1, 2000, by and among AES Red Oak, L.L.C., AES Red Oak, Inc. and the Collateral Agent.

4.8	Working Capital Agreement, dated as of March 1, 2000, by and among AES Red Oak, L.L.C., Working Capital Provider, and the Banks named therein.

4.9	Security Agreement, dated as of March 1, 2000, by and between AES Red Oak, L.L.C. and the Collateral Agent.

4.10	Pledge and Security Agreement, dated as of March 1, 2000, by and between AES Red Oak, Inc. and the Collateral Agent.

4.11	Pledge and Security Agreement, dated as of March 1, 2000, by and between AES Red Oak, L.L.C. and the Collateral Agent.

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

4.18	Consent to Assignment, dated as of March 1, 2000, by and between Jersey Central Power and Light Company d/b/a GPU Energy and the Collateral Agent, and consented to by AES Red

Exhibit Number	Description
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

10.5	Development and Operations Services Agreement, dated as of March 1, 2000, by and between AES Sayreville, L.L.C. and AES Red Oak, L.L.C.

10.7	Water Supply Agreement, dated as of December 22, 1999, by and between AES Red Oak, L.L.C. and the Borough of Sayreville.

10.8	General Facility Transmission Interconnection Agreement, dated as of April 27, 1999, by and between Jersey Central Power & Light Company d/b/a GPU Energy and AES Red Oak, L.L.C.

10.9	Mortgage, Security Agreement and Assignment of Leases and Income, dated as of March 1, 2000, by and between AES Red Oak, L.L.C. and the Mortgagee.

Exhibit Number	Description
10.10	Assignment of Leases and Income, dated as of March 1, 2000, by and between AES Red Oak, L.L.C. and the Collateral Agent.

10.11	Financial Agreement, dated as of December 3, 1999, by and between AES Red Oak Urban Renewal Corporation and the Borough of Sayreville.

10.12	Promissory Note, dated as of March 15, 2000, of AES Red Oak Urban Renewal Corporation to AES Red Oak, L.L.C.

10.13	Ground Lease Agreement, dated as of March 1, 2000, by and between AES Red Oak, L.L.C. and AES Red Oak Urban Renewal Corporation.

10.14	Sublease Agreement, dated as of March 1, 2000, by and between AES Red Oak Urban Renewal Corporation and AES Red Oak, L.L.C.

10.15	Memorandum of Ground Lease, dated as of March 1, 2000, by and between AES Red Oak, L.L.C. and AES Red Oak Urban Renewal Corporation.

10.16	Memorandum of Sublease, dated as of March 1, 2000, by and between AES Red Oak Urban Renewal Corporation and AES Red Oak, L.L.C.

10.17	Construction Agency Agreement, dated as of March 1, 2000, by and between AES Red Oak Urban Renewal Corporation and AES Red Oak, L.L.C.

10.18	Leasehold Mortgage, Security Agreement and Assignment of Leases and Income, dated as of March 1, 2000, by and between AES Red Oak Urban Renewal Corporation and AES Red Oak, L.L.C.

10.19	Assignment of Mortgage, dated as of March 1, 2000, by AES Red Oak, L.L.C. in favor of the Collateral Agent.

10.20	URC Security Agreement, dated as of March 1, 2000, by and between AES Red Oak Urban Renewal Corporation and AES Red Oak, L.L.C.

10.21	Assignment of Leases and Income, dated as of March 1, 2000, by and between AES Red Oak Urban Renewal Corporation and AES Red Oak, L.L.C.

10.22	Assignment of Assignment of Leases and Income, dated as of March 1, 2000, by AES Red Oak, L.L.C. in favor of the Collateral Agent.

10.23	Guaranty, dated as of March 1, 2000, by The Williams Companies, Inc. in favor of AES Red Oak, L.L.C. (Power

Exhibit Number	Description
Purchase Agreement Guaranty). (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)

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

10.26**	Letter Agreement, dated November 7, 2002, between AES Red Oak, L.L.C. and Williams Energy Marketing & Trading Company.

10.27	Letter Agreement, dated March 5, 2003 between AES Red Oak, L.L.C. and Raytheon Company.

12*	Computation of Ratios of Earnings (Deficiency) to Fixed Charges.

21*	Subsidiary of the Registrant.

31*	Rule 13a-14(a)/15d-14(a) Certifications

32*	Section 1350 Certifications

* Filed herewith.

** Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002 and incorporated by reference herein.

b)             Reports on Form 8-K

No Current Reports on Form 8-K were filed by the registrant during the fourth quarter of the fiscal year ended December 31, 2003.

Supplementary Information to be Furnished With Reports filed Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered
Securities Pursuant to Section 12 of the Act.

No annual report or proxy materials have been sent to security holders during the fiscal year ended December 31, 2003. No annual report or proxy materials will be sent to security holders subsequent to the filing of this annual report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AES RED OAK, L.L.C.

/s/ A.W. Bergeron
By:	A.W. Bergeron
Title:	President

/s/ Pam Strunk
By:	Pam Strunk
Title:	Chief Financial Officer

/s/ Thomas P. Keating
By:	Thomas P. Keating
Title:	Principal Accounting Officer

Date: March 15, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ A. W Bergeron
A. W Bergeron	Director	March 15, 2004

/s/ Edward P. Convery
Edward P. Convery	Director	March 15, 2004

/s/ Dan Rothaupt
Dan Rothaupt	Director	March 15, 2004