Form 10-Q
period 2004-03-31
AES RED OAK LLC
filed 2004-05-10
CIK 1117445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Yes ☐  No ☒

Registrant is a wholly owned subsidiary of The AES Corporation.  Registrant meets the conditions set forth in General Instruction H(I)(a) and (b) of Form 10-Q and is filing the Quarterly Report on form 10-Q with the reduced disclosure format authorized by General Instruction II.

AES RED OAK, L.L.C.

PART I. FINANCIAL INFORMATION

Item 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AES RED OAK, L.L.C. AND SUBSIDIARY

AN INDIRECT, WHOLLY OWNED SUBIDIARY OF THE AES CORPORATION

Condensed Consolidated Statements of Operations,

Three Months Ended March 31, 2004 and 2003

(Unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2004	2003
OPERATING REVENUES
Energy	$11,628	$11,021

OPERATING EXPENSES
Fuel costs	323	635
Fuel conversion volume rebates	1,029	1,603
Corporate management fees	408	399
Other operating expenses	2,268	1,344
Depreciation expense	2,851	2,896
Taxes and insurance	748	521
General and administrative costs	177	247
Total operating expenses	7,804	7,645
Operating income	3,824	3,376

OTHER INCOME (EXPENSE)
Interest income	61	77
Other income-interim rebates	—	603
Interest expense	(8,478)	(8,614)
Other expense - letter of credit fees	(261)	(251)
Total other income (expense)	(8,678)	(8,185)
NET LOSS	$(4,854)	$(4,809)

See notes to condensed consolidated financial statements.

AES RED OAK, L.L.C. AND SUBSIDIARY
AN INDIRECT, WHOLLY OWNED SUBSIDIARY OF THE AES CORPORATION
Condensed Consolidated Balance Sheets,
March 31, 2004 and December 31, 2003
(dollars in thousands, except share amounts)

(Unaudited)

	March 31, 2004	December 31, 2003
ASSETS:

Current Assets:
Cash	$26	$38
Restricted cash at cost, which approximates market value	33,393	34,837
Receivables	4,089	4,070
Receivable from affiliate	—	51
Prepaid and current assets	2,064	628
Total current assets	39,572	39,624

Land	4,240	4,240
Property, plant, and equipment – net of accumulated depreciation of $18,681 and $15,830, respectively	406,765	408,963
Deferred financing costs – net of accumulated amortization of $3,331 and $3,128, respectively	15,374	15,577
Other assets	256	219
Total assets	$466,207	$468,623

LIABILITIES AND MEMBER’S CAPITAL:

Current Liabilities:
Accounts payable	$2,645	$398
Accrued liabilities	1,754	956
Accrued interest	2,757	2,759
Liabilities under spare parts agreement	2,997	4,520
Payable to affiliate	148	131
Bonds payable-current portion	5,219	5,230
Notes payable	1,246	—
Other current liabilities	35,000	35,000
Total current liabilities	51,766	48,994
Bonds payable	369,751	370,132
Liabilities under spare parts agreement and other	2,041	2,017
Total liabilities	$423,558	$421,143

Member’s capital:
Common stock, $1 par value-10 shares authorized, none issued or outstanding	$—	$—
Contributed capital	56,798	56,775
Member’s deficit	(14,149)	(9,295)
Total member’s capital	42,649	47,480
Total liabilities and member’s capital	$466,207	$468,623

See notes to condensed consolidated financial statements.

AES RED OAK, L.L.C. AND SUBSIDIARY

AN INDIRECT, WHOLLY OWNED SUBSIDIARY OF THE AES CORPORATION

Condensed Consolidated Statement of Changes in Member’s Capital (Deficit)

Period from December 31, 2003 through March 31, 2004

(dollars in thousands)

(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCE DECEMBER 31, 2003	—	$—	$56,775	$(9,295)	$47,480
Contributed capital	—	—	23	—	23
Net loss	—	—	—	(4,854)	(4,854)
BALANCE MARCH 31, 2004	—	$—	$56,798	$(14,149)	$42,649

See notes to condensed consolidated financial statements.

AES RED OAK, L.L.C. AND SUBSIDIARY

AN INDIRECT, WHOLLY OWNED SUBSIDIARY OF THE AES CORPORATION

Condensed Consolidated Statements of Cash Flows for the Three Months Ended

March 31, 2004 and 2003

(dollars in thousands)

(Unaudited)

	Three months Ended March 31
	2004	2003

OPERATING ACTIVITIES:
Net income (loss)	$(4,854)	$(4,809)
Amortization of deferred financing costs	203	203
Depreciation	2,851	2,896
Change in
Accounts receivable - trade	(19)	149
Accounts receivable - from affiliates	51	(34)
Prepaid expenses	(190)	(63)
Other assets	(37)	(31)
Accounts payable	2,247	(344)
Accrued liabilities	798	97
Accrued interest	(2)	—
Payable to affiliates	17	(18)

Net cash provided by (used in) operating activities
	1,065	(1,954)
INVESTING ACTIVITIES:
Payments for capital additions	(653)	(1,014)
Payments under long-term spare parts agreement	(1,499)	—
Restricted cash	1,444	(21,559)

Net cash used in investing activities	(708)	(22,573)

FINANCING ACTIVITIES:
Payment of principal on bonds payable	(392)	(467)
Securities from Williams under power purchase agreement	—	25,000
Contributions from parent	23	—

Net cash provided in financing activities
	(369)	24,533

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(12)	6

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	38	23
CASH AND CASH EQUIVALENTS, END OF PERIOD	$26	$29

SUPPLEMENTAL DISCLOSURE:

Interest paid	$8,047	$8,614

See notes to condensed consolidated financial statements.

AES RED OAK, L.L.C. AND SUBSIDIARY

AN INDIRECT, WHOLLY OWNED SUBSIDIARY OF THE AES CORPORATION

Notes to Condensed Consolidated Financial Statements

1.                                      ORGANIZATION

AES Red Oak, L.L.C. (the “Company”) was formed on September 13, 1998, in the State of Delaware, to develop, construct, own and operate an 832-megawatt (MW) gas-fired, combined cycle electric generating facility (the “Facility”) in the Borough of Sayreville, Middlesex County, New Jersey. The Company was considered dormant until March 15, 2000 (hereinafter, inception), at which time it consummated a project financing and certain related agreements. On March 15, 2000, the Company issued $384 million in senior secured bonds for the purpose of providing financing for the construction of the Facility and to fund, through the construction period, interest payments to the bondholders (see Note 6). In late September 2000, the Company consummated an exchange offer whereby the holders of the senior secured bonds exchanged their privately placed senior secured bonds for registered senior secured bonds.

The Facility consists of three Westinghouse 501 FD combustion turbines, three unfired heat recovery steam generators, and one multicylinder steam turbine. The Facility produces and sells electricity, as well as provides fuel conversion and ancillary services, solely to Williams Power Company, Inc., (“Williams Energy”), formerly Williams Energy Marketing & Trading Company, under a 20-year Fuel Conversion Services, Capacity and Ancillary Services Purchase Agreement (the “Power Purchase Agreement”).  The term of the Power Purchase Agreement is twenty years from the last day of the month in which commercial operation commenced, which was September 2002.  The Company reached provisional acceptance on August 11, 2002, risk transfer on August 13, 2002, and took the position that the Facility was commercially available on September 1, 2002.  Williams Energy disputed the September 1, 2002, commercial operation date and informed the Company that it recognized commercial availability of the facility as of September 28, 2002.  On November 4, 2003, a settlement was reached and a commercial operation date of September 28, 2002 was agreed upon.

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

The equity that Red Oak provided to the Company was provided to Red Oak by AES, which owns all of the equity interests in Red Oak. AES files unaudited quarterly and annual audited reports with the Securities and Exchange Commission under the Securities Exchange Act of 1934, which are publicly available, but which do not constitute a part of, and are not incorporated into, this Form 10-Q.

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

2.                                      BASIS OF PRESENTATION

In the Company’s opinion, all adjustments necessary for a fair presentation of the unaudited results of operations for the interim periods presented herein are included. All such adjustments include accruals of a normal and recurring nature. Certain reclassifications have been made to prior-period amounts to conform to the 2004 presentation. The results of operations for the three-month periods presented herein are not necessarily indicative of the results of operations to be expected for the full year or future periods.

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

Upon its expiration, or in the event that the Power Purchase Agreement is terminated prior to its 20-year term or Williams Energy otherwise fails to perform, the Company would seek to generate energy revenues from the sale of electric energy and capacity into the merchant market or under new short or long-term power purchase or similar agreements. Due to recent declines in pool prices, however, the Company would expect that even if successful in finding alternate revenue sources, any such alternate revenues would be substantially below the amounts that would have been otherwise payable pursuant to the Power Purchase Agreement. There can be no assurances as to whether such efforts would be successful.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. The accompanying condensed consolidated financial statements are unaudited and they should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

Year	Annual Payment

2004 (remaining subsequent to March 31, 2004)	$4.8 million
2005	$5.1 million
2006	$7.1 million
2007	$6.1 million
2008	$8.1 million
Thereafter	$343.8 million

Total	$375.0 million

Principal repayment dates on the 2019 Bonds are February 28, May 31, August 31, and November 30 of each year, with the final payment due November 30, 2019. Quarterly principal repayment of the 2029 Bonds does not commence until February 28, 2019.

The company made a principal payment of $392,000 in February 2004.

4.                                      CONCENTRATION OF CREDIT RISK IN WILLIAMS ENERGY AND AFFILIATES

Williams Energy is currently the Company’s sole customer for purchases of capacity, ancillary services, and energy and its sole source for fuel.  Williams Energy’s payments under the Power Purchase Agreement are expected to provide all of the Company’s operating revenues during the term of the Power Purchase Agreement.  It is unlikely that the Company would be able to find another purchaser or fuel source on similar terms for its Facility if Williams Energy were not performing under the Power Purchase Agreement.  Any material failure by Williams Energy to make capacity and fuel conversion payments or to supply fuel under the Power Purchase Agreement would have a severe impact on the Company’s operations, and may result in a default on the Company’s debt.  The payment obligations of Williams Energy under the Power Purchase Agreement are guaranteed by The Williams Companies, Inc.  The payment obligations of The Williams Companies, Inc. under the guarantee are capped at an amount equal to approximately $510 million.  Beginning on January 1 of the first full year after the commercial operation date, this guaranty cap is to be reduced semiannually by a fixed amount which is based on the amortization of our senior secured bonds during the applicable semiannual period. As of March 31, 2004, the guarantee was capped at $507.6 million.

The minimum capacity payments provided for under the Power Purchase Agreement have been the Company’s primary source of operating revenues, representing $62.0 million of total revenues of $64.2 million in 2003.  The minimum cash flow from Williams under the power purchase agreement is approximately $3.8 million per month for October through May and $7.9 million per month from June through September.

During 2003, the Company’s first full year of operations, net cash provided by operating activities was $14.8 million.  The Company currently anticipates that the plant will be dispatched in future periods to a similar degree as it was during 2003, that operating cash flow will be comparable to 2003 in 2004 and that operating cash requirements will be similar in 2004 and 2005 as they were during this first year of operation.  The Company also believes that cash flows from the sale of electricity and/or minimum capacity payments under the Power Purchase Agreement, and funds available to be drawn under the debt service reserve letter of credit or the power purchase letter of credit, will be sufficient to fund operating expenses and debt service costs.

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

5.                                      POWER PURCHASE AGREEMENT

The Company and Williams Energy have entered into a Power Purchase Agreement for the sale of all capacity produced by the Facility, as well as ancillary services and fuel conversion services. Under the Power Purchase Agreement, Williams Energy has the obligation to deliver, on an exclusive basis, all quantities of natural gas required by the Facility to generate electricity or ancillary services, to start-up or shut-down the plant, and to operate the Facility during any period other than a start-up, shut-down, or required dispatch by Williams Energy for any reason. The term of the Power Purchase Agreement is 20 years from the first contract anniversary date, which is the last day of the month in which commercial availability occurred.  As part of the arbitration settlement with Williams Energy, described below, the Company recognizes September 28, 2002 as the commercial availability date.

The Company entered into arbitration with Williams Energy to resolve certain disputes regarding the date of commercial operation and the proper interpretation of certain provisions of the Power Purchase Agreement relating to the amounts claimed by the Company to be payable by Williams Energy.  Williams Energy has withheld or offset from amounts invoiced by the Company amounts that Williams Energy believes were improperly invoiced based on Williams Energy’s interpretation of the Power Purchase Agreement.  The arbitration related to disputed amounts of approximately $7.6 million, which included a $594,000 payment extension option dispute and a $7 million commercial operation start date dispute. On November 4, 2003, the Company and Williams Energy settled this dispute.  Under the settlement, Williams made a cash payment to the Company of $4,050,153 on November 14, 2003, which included $225,055 of interest from October 2002 to the payment date, and the commercial operation date was agreed to be September 28, 2002. The related revenue had been substantially recorded in September 2002, with the remaining amount recorded in the fourth quarter of 2003.  This payment settled all payment obligations between the parties for the month of September 2002 with respect to the commercial operation date under the Power Purchase Agreement.  From the Company’s perspective, the cash payment had the economic effect of recognizing a commercial operation date prior to September 28, 2002. The Company is also disputing approximately $500,000 of merchant price, testing gas and other charges with Williams Energy that the Company contends is owed by Williams Energy. This was not part of the above arbitration.

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

The payment obligations of Williams Energy under the Power Purchase Agreement are guaranteed by The Williams Companies, Inc.  The payment obligations of The Williams Companies, Inc. under the guaranty are capped at an amount equal to approximately $510 million.  Beginning on January 1 of the first full year after the commercial operation date, this guaranty cap is to be reduced semiannually by a fixed amount which is based on the amortization of our senior secured bonds during the applicable semiannual period. As of March 31, 2004 the guarantee was capped at $507.6 million.

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

Under the construction agreement, in lieu of the Company’s retainage, Raytheon is entitled to post a letter of credit in the amount of the then current retainage.  As of March 31, 2004, Raytheon had provided a letter of credit of approximately $30.8 million.  The Company may draw on this letter of credit in the event that Raytheon fails to pay us any amount owed to us under the construction agreement.  As of March 31, 2004, the Company had drawn $447,000 on this letter of credit for interim rebates which Raytheon then resumed paying until their notice of Final Acceptance.

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

Land Development Plan – The Company entered into an agreement with the Borough of Sayreville by which the Company will develop and implement a plan to replace trees which were removed during clearing of the Facility site.  The Land Development Plan is required for final site approval.  The estimated cost of the plan is approximately $425,000.  The Company is in the process of selecting a contractor to perform the service and no payments have been made as of March 31, 2004.  On July 23, 2003, the project was secured by a letter of credit issued by Union Bank of California for $425,000 with the Borough of Sayreville as the beneficiary.  This irrevocable standby letter of credit currently has an expiration date of June 30, 2004 and represents the amount potentially due if there is a failure of AES Red Oak, LLC to take action regarding the plan. The Company is currently reviewing its options to address this expiration date.

7.                                      NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board  (“FASB”) issued FIN No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN No. 46”).  In October 2003, FASB Staff Position No. 46-6, “Effective Date of FIN No. 46, Consolidation of Variable Interest Entities” deferred the effective date of FIN No. 46 for variable interests held by a public entity in a variable interest entity (“VIE”) that was created or acquired before February 1, 2003 to the end of the first interim or annual period ending after December 15, 2003.  In December 2003, FASB issued FIN 46 (revised December 2003), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN 46(R)”), which clarified some requirements and incorporated several staff positions that the Company was already required to apply.  In addition, FIN 46(R) deferred the effective date for VIEs that were created or acquired before February 1, 2003 and were not considered special purpose entities (“SPEs”) prior to the issuance of the interpretation until the end of the first reporting period ending after March 15, 2004.  FIN 46(R) defines a VIE as (i) any entity in which the equity investors at risk in such entity do not have the characteristics of a controlling financial interest, or (ii) any entity that does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties.  It requires the consolidation of the VIE by the primary beneficiary.  The adoption of FIN 46(R) requires the Company to include disclosures for non SPE VIEs created or acquired on or after February 1, 2003 in its condensed consolidated financial statements related to the total assets and the maximum exposure to loss resulting from the Company’s interests in VIEs.  The adoption of FIN 46(R) did not have a material effect on our financial position, results of operations, or cash flows.

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

•                  an adequate merchant market after the expiration, or in the event of a termination, of the Power Purchase Agreement,

•                  capital shortfalls and access to additional capital on reasonable terms, or in the event that the Power Purchase Agreement is terminated,

•                  the degree to which Williams Energy requests that we run or “dispatch” the facility, including the possibility that Williams Energy will not request that we run or “dispatch” the facility at all,

•                  inadequate insurance coverage,

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

We reached provisional acceptance on August 11, 2002, risk transfer on August 13, 2002, and in a settlement with Williams Energy reached on November 4, 2003, a commercial operation date of September 28, 2002 was agreed upon.

Liquidity and Capital Resources

Since achieving commercial operations under the Power Purchase Agreement with Williams Energy, we are eligible to receive variable operations and maintenance payments, total fixed payments, energy exercise fee payments (each as defined in the Power Purchase Agreement) and other payments for the delivery of fuel conversion, capacity and ancillary services.  We have been dispatched by Williams Energy for two days in the quarter ended March 31, 2004, and on a more regular basis in April and early May of 2004, but can provide no assurance that this will continue.  If the facility is not dispatched, our operating revenues will consist of minimum capacity payments under the Power Purchase Agreement.

The minimum capacity payments provided for under the Power Purchase Agreement have been our primary source of operating revenues, representing $62.0 million of our total revenues of $64.2 million in 2003.  The minimum cash flow from Williams under the power purchase agreement is approximately $3.8 million per month for October through May and $7.9 million per month from June through September.

During 2003, the Company’s first full year of operations, net cash provided by operating activities was $14.8 million.  We currently anticipate that the plant will be dispatched in future periods to a similar degree as it was during 2003, that operating cash flow will be comparable to 2003 in 2004 and that operating cash requirements will be similar in 2004 and 2005 as they were during this first year of operation.  We also believe that cash flows from the sale of electricity and/or minimum capacity payments under the Power Purchase Agreement, and funds available to be drawn under the debt service reserve letter of credit or the power purchase letter of credit, will be sufficient to fund our operating expenses and debt service costs.

We have provided Williams Energy a $10 million letter of credit under the Power Purchase Agreement, which we refer to as the power purchase letter of credit, to support specific payment obligations under the Power Purchase Agreement. The repayment obligations with respect to any drawings under the power purchase letter of credit are our senior debt obligation.

Due to the downgrade of The Williams Companies, Inc.’s debt to below investment grade, the Williams Companies, Inc. is required to supplement The Williams Companies, Inc. guarantee with additional alternative security that is acceptable to us.  Since The Williams Companies, Inc. debt rating fell below investment grade in 2002, Williams Energy has provided us with $35 million of cash as alternate credit support.  In the event that the Williams Companies, Inc. regains and maintains its investment grade status, provides a substitute guaranty of Investment Grade rating, or posts a letter of credit, we will be required to return the $35 million alternative credit support to Williams Energy. Under the terms of the Letter Agreement, Williams Energy shall have the right to recoup the Prepayment by set-off of any and all amounts owing to the Company under the Power Purchase Agreement no earlier than the June in the calendar year after the occurrence of regaining its investment grade rating or the beginning of calendar year

20, whichever comes first. In the event we regain investment grade status, we will also have access to our $2.5 million working capital agreement.  As of May 10, 2004, we had cash balances of approximately $34 million.  In the event the we are required to return the $35 million alternative credit support to Williams, we believe that we would use all or a portion of our current cash balances and cash generated from future operations, with any remaining balance deducted from the monthly amounts due to us from Williams Energy.  This belief is subject to certain assumptions, risks and uncertainties, including those set forth above under the caption “Cautionary Note Regarding Forward-Looking Statements” and there can be no assurances that our operating revenues will generate sufficient cash.

As of March 31, 2004, $375 million aggregate principal amount of senior secured bonds, issued in two tranches, were outstanding.  Quarterly principal repayments on the 2019 Bonds commenced on August 31, 2002 and are due on May 31, August 31, and November 30 of each year.  Quarterly principal repayment of the 2029 Bonds does not commence until February 28, 2019.  We have provided the collateral agent with a debt service reserve letter of credit in an initial stated amount of $22.0 million which the collateral agent may draw upon if we fail to meet our obligations under the senior secured bonds.

The Company entered into an agreement with the Borough of Sayreville by which the Company will develop and implement a plan to replace trees which were removed during clearing of the Facility site.  The Land Development Plan is required for final site approval.  The estimated cost of the plan is approximately $425,000.  The Company is in the process of selecting a contractor to perform the service and no payments have been made as of March 31, 2004.  On July 23, 2003, the project was secured by a letter of credit issued by Union Bank of California for $425,000 with the Borough of Sayreville as the beneficiary.  This irrevocable standby letter of credit currently has an expiration date of June 30, 2004 and represents the amount potentially due if there is a failure of the Company to take action regarding the plan. The Company is currently reviewing our options to address this expiration date.

As of March 31, 2004, we also had a capital commitment of $114,000 related to a road modification project.  It is also anticipated that we will incur capital expenditures of approximately $1.1 million in 2004, related to general improvements of the facility and planned maintenance outages.

Under the construction agreement, we were entitled to retain certain amounts from each scheduled payment until after final acceptance by us of the facility unless Raytheon posted a letter of credit in the amount of payments that would otherwise be retained.  As of March 31, 2004, Raytheon had provided a letter of credit of approximately $30.8 million and we had paid Raytheon for any amounts previously retained.  We may draw on this letter of credit in the event that Raytheon fails to pay us any amount owed to us under the construction agreement.  As of March 31, 2004 we have drawn $544,000 on this letter of credit.

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

The following discussion presents certain financial information for the three months ended March 31, 2004 and 2003.

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

Operating Expenses

Under an agreement with AES Sayreville, L.L.C., a wholly owned subsidiary of AES Red Oak, Inc. (“Red Oak”), which is a wholly-owned subsidiary of The AES Corporation (“AES”)., we are required to reimburse all operator costs on a monthly basis. Operator costs generally consist of all direct costs and overhead associated with running the Facility. Additionally, an operator fee of approximately $400,000, subject to annual adjustment, is payable on each bond payment date.

Performance Guarantees

Electrical Output

Under the construction contract, if the average net electrical output of our facility at provisional acceptance or interim acceptance, whichever is the earlier to occur, is less than the electrical output guarantee, then Raytheon must pay us, as a rebate and not as liquidated damages, for each day during the interim period, an amount equal to $0.22 per day for each kilowatt by which the average net electrical output is less than the electrical output guarantee.  During performance testing, our output was calculated to be 13,370 kilowatts less than the electrical output guarantee.  Accordingly, our daily charge for this amount has been calculated at $2,941.40 per day. Raytheon paid us this amount until their notice of final acceptance date of July 22, 2003, but we are disputing this claim of final acceptance and contend that these amounts should continue to be paid until the final acceptance date.

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

The Company has not invoiced Raytheon for the three month period ended March 31, 2004 for electrical output and heat rate rebates. As of March 31, 2004, Raytheon owed approximately $65,000 in rebates for amounts invoiced in 2003.

Recent and New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board  (“FASB”) issued FIN No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN No. 46”).  In October 2003, FASB Staff Position No. 46-6, “Effective Date of FIN No. 46, Consolidation of Variable Interest Entities” deferred the effective date of FIN No. 46 for variable interests held by a public entity in a variable interest entity (“VIE”) that was created or acquired before February 1, 2003 to the end of the first interim or annual period ending after December 15, 2003.  In December 2003, FASB issued FIN 46 (revised December 2003), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN 46(R)”), which clarified some requirements and incorporated several staff positions that the Company was already required to apply.  In addition, FIN 46(R) deferred the effective date for VIEs that were created or acquired before February 1, 2003 and were not considered special purpose entities (“SPEs”) prior to the issuance of the interpretation until the end of the first reporting period ending after March 15, 2004.  FIN 46(R) defines a VIE as (i) any entity in which the equity investors at risk in such entity do not have the characteristics of a controlling financial interest, or (ii) any entity that does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties.  It requires the consolidation of the VIE by the primary beneficiary.  The adoption of FIN 46(R) requires the Company to include disclosures for non SPE VIEs created or acquired on or after February 1, 2003 in its condensed consolidated financial statements related to the total assets and the maximum exposure to loss resulting from the Company’s interests in VIEs.  The adoption of FIN 46(R) did not have a material effect on our financial position, results of operations, or cash flows.

Results of Operations

Under the Power Purchase Agreement with Williams Energy, we are eligible to receive variable operations and maintenance payments, total fixed payments, energy exercise fees (each as defined in the Power Purchase Agreement) and other payments for the delivery of fuel conversion, capacity and ancillary services.  For the quarter ended March 31, 2004, we were dispatched for only two days. During 2003, our facility was not called on to generate in the quarter ended March 31, and was called to generate only 14% during the calendar year. Accordingly, the minimum capacity payments have been our primary source of operating revenues.

For the Three Months Ended March 31, 2004 and 2003

Operating revenues were $11.6 million and $11 million for the quarters ended March 31, 2004 and March 31, 2003, respectively.  These amounts include fixed payments of $ 11.4 million and $10.9 million for the quarters ending March 31, 2004 and 2003, respectively. The remaining amount of revenue relates to variable revenue which we receive when dispatched and ancillary services. We have no control over when the facility is dispatched, as that decision is made by Williams Energy based on several factors including market conditions.

Fuel purchased from Williams Energy for performance testing was $300,000 and $600,000 in the quarters ended March 31, 2004 and March 31, 2003, respectively. The lower fuel costs relates to improved performance.

The fuel conversion volume rebate was $1 million and $1.6 million for the quarters ended March 31, 2004 and March 31, 2003, respectively. This cost represents a charge paid to Williams Energy under the Power Purchase Agreement based upon utilization of the Facility. The decrease in the expense during the current three month period, compared to same period last year, is due to a reduction of this charge in the second contract year, when the utilization factor for the prior twelve month period was less than 20%.

Corporate management fees were $400,000 for both the current and prior-year quarters. Corporate management fees are charged on a monthly basis based on a fixed amount which is adjusted annually for inflation.

Other operating expenses, which represent the reimbursement of operating and maintenance expenses paid to AES Sayreville, L.L.C., were $2.3 million and $1.3 for the quarters ended March 31, 2004 and March 31, 2003, respectively. The increase in the current year period relates to costs for a planned maintenance outage, totaling approximately $1 million.

Taxes and insurance costs were $700,000 and $500,000 for the quarters ended March 31, 2004 and March 31, 2003, respectively. The increase in the current period relates to a scheduled local property tax increase.

Other income–interim rebates for the three months ended March 31, 2003 were approximately $600,000 million.  This amount consists of interim rebates received from Raytheon under the construction agreement as a result of their failure to meet heat rate and output performance guarantees.  We did not recognize any of this income for the three months ended March 31, 2004.

We had net losses of approximately $4.9 million and $4.8 million for the quarters ended March 31, 2004 and March 31, 2003, respectively.

Concentration of Credit Risk

Williams Energy is currently the our sole customer for purchases of capacity, ancillary services, and energy and its sole source for fuel.  Williams Energy’s payments under the Power Purchase Agreement are expected to provide all of our operating revenues during the term of the Power Purchase Agreement.  It is unlikely that the Company would be able to find another purchaser or fuel source on similar terms for its Facility if Williams Energy were not performing under the Power Purchase Agreement.  Any material failure by Williams Energy to make capacity and fuel conversion payments or to supply fuel under the Power Purchase Agreement would have a severe impact on our operations, and may result in a default on the our debt.  The payment obligations of Williams Energy under the Power Purchase Agreement are guaranteed by The Williams Companies, Inc.  The payment obligations of The Williams Companies, Inc. under the guaranty are capped at an amount equal to approximately $510 million.  Beginning on January 1 of the first full year after the commercial operation date, this guaranty cap is to be reduced semiannually by a fixed amount which is based on the amortization of our senior secured bonds during the applicable semiannual period. As of March 31, 2004, the guarantee was capped at $507.6 million.

The Company’s dependence upon The Williams Companies, Inc. and its affiliates under the Power Purchase Agreement exposes the Company to possible loss of revenues and fuel supply, which in turn, could negatively impact its cash flow and financial condition and may result in a default on its senior secured bonds.  There can be no assurances as to the our ability to generate sufficient cash flow to cover operating expenses or its debt service obligations in the absence of a long-term power purchase agreement with Williams Energy.

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

Revenue Recognition — We generate energy revenues under the Power Purchase Agreement with Williams Energy.  During the 20-year term of the agreement, we expect to sell capacity and electric energy produced by the facility, as well as ancillary services and fuel conversion services.  Under the Power Purchase Agreement, revenues are generated from meeting (1) base electrical output guarantees and (2) heat-rate rebates through efficient electrical output.  Revenues from the sales of electric energy and capacity are recorded based on output delivered and capacity provided at rates as specified under contract terms.  Revenues for ancillary and other services are recorded when the services are rendered. Amounts that are in dispute are reserved accordingly, based on the probability that they will be realized.

Upon its expiration, or in the event that the Power Purchase Agreement is terminated prior to its 20-year term or Williams Energy otherwise fails to perform, then we would seek to generate energy revenues from the sale of electric energy and capacity into the merchant market or under new short- or long-term power purchase or similar agreements.  Due to recent declines in pool prices, however, we would expect that even being successful in finding alternate revenue sources, any such alternate revenues would be substantially below the amounts that would have been otherwise earned pursuant to the Power Purchase Agreement.

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

Description of Asset	Depreciable Life	March 31, 2004
		(000’s)
Buildings	35	$1,767
Vehicles	5	111
Computers	6	783
Furniture and Fixtures	10	515
Combustion Turbine Generator Parts	9-36	45,109
Gas Heaters	35	1,119
Spare Parts Inventory	—	13,300
Plant	35	362,742
Subtotal	35	425,446
Accumulated Depreciation		(18,681)
Property, Plant and Equipment, net		$406,765

ContingenciesWe are disputing approximately $500,000 of merchant price, testing gas and other charges with Williams Energy that we contend is owed from Williams. This was not part of the arbitration settled in November, 2003.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable pursuant to General Instruction H of Form 10-Q.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15d – 15(e)) required by paragraph (b) of Exchange Act Rules 13a – 15 or 15d – 15, and concluded that our disclosure controls and procedures were effective as of March 31, 2004.

Changes in Internal Controls Based on management’s evaluation that was conducted during the first fiscal quarter under the direction of our Chief Executive Officer and Chief Financial Officer, we determined that there was no change in internal control over financial reporting during the quarter ended

March 31, 2004 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

See Note 6 to our condensed, consolidated financial statements.

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

Not applicable pursuant to General Instruction H of Form 10-Q.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable pursuant to General Instruction H of Form 10-Q.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable pursuant to General Instruction H of Form 10-Q.

Item 5. OTHER INFORMATION

None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits

31.1	Certification by Chief Executive Officer Required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification by Chief Financial Officer Required by Rule 13a-14(a) or 15d— 14(a) of the Securities Exchange Act of 1934

32	Section 1350 Certifications

(b)          Reports on Form 8-K

The Company did not file any reports on Form 8-K during the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AES RED OAK, L.L.C.

Date: May 10, 2004	By:	/s/ A.W. BERGERON
A.W. Bergeron
President

Date: May 10, 2004	By:	/s/ PAM STRUNK
Pam Strunk
Chief Financial Officer

Date: May 10, 2004	By:	/s/ THOMAS P. KEATING
Thomas P. Keating
Principal Accounting Officer