Form 10-Q
period 2004-06-30
AES RED OAK LLC
filed 2004-08-10
CIK 1117445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Three and Six Months Ended June 30, 2004 and 2003

(Unaudited)

(dollars in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
OPERATING REVENUES
Energy	$17,915	$15,747	$29,543	$26,768

OPERATING EXPENSES
Fuel costs	50	—	373	635
Fuel conversion volume expense	1,566	1,603	2,595	3,206
Corporate operator fees	408	399	816	798
Other operating expenses	3,469	1,798	5,737	3,151
Depreciation expense	2,974	2,883	5,825	5,779
Taxes and insurance	748	663	1,496	1,177
General and administrative costs	311	320	488	567
Total operating expenses	9,526	7,666	17,330	15,313

Operating income	8,389	8,081	12,213	11,455

OTHER INCOME (EXPENSE)
Interest income	58	67	119	145
Other income-interim rebates	—	610	—	1,213
Interest expense	(8,471)	(8,492)	(16,949)	(17,106)
Other expense-letter of credit fees	(257)	(255)	(518)	(506)
Total other (expense)	(8,670)	(8,070)	(17,348)	(16,254)

NET (LOSS) INCOME	$(281)	$11	$(5,135)	$(4,799)

See notes to condensed consolidated financial statements.

AES RED OAK, L.L.C. AND SUBSIDIARY
AN INDIRECT, WHOLLY OWNED SUBSIDIARY OF THE AES CORPORATION
Condensed Consolidated Balance Sheets,
June 30, 2004 and December 31, 2003
(Unaudited)
(dollars in thousands, except share amounts)

	(Unaudited) June 30, 2004	December 31, 2003
ASSETS:

Current Assets:
Cash	$22	$38
Restricted cash at cost, which approximates market value	28,423	34,837
Trade receivable	8,842	4,070
Receivable from affiliate	16	51
Prepaid and other current assets	1,489	628
Total current assets	38,792	39,624

Land	4,240	4,240
Property, plant, and equipment – net of accumulated depreciation of $21,655 and $15,830, respectively	404,177	408,963
Deferred financing costs – net of accumulated amortization of $3,534 and $3,128, respectively	15,171	15,577
Other assets	580	219
Total assets	$462,960	$468,623

LIABILITIES AND MEMBER’S CAPITAL:
Current Liabilities:
Accounts payable	$2,746	$398
Accrued liabilities	1,701	956
Accrued interest	2,754	2,759
Liabilities under spare parts agreement-current portion	630	4,520
Payable to affiliate	297	131
Bonds payable-current portion	5,206	5,230
Notes payable	768	—
Williams Energy prepayment	35,000	35,000
Total current liabilities	49,102	48,994
Bonds payable	369,372	370,132
Liabilities under spare parts agreement and other	2,091	2,017

Total liabilities	$420,565	$421,143

Member’s capital:
Common stock, $1 par value-10 shares authorized, none issued or outstanding	$—	$—
Contributed capital	56,825	56,775
Member’s deficit	(14,430)	(9,295)
Total member’s capital	42,395	47,480

Total liabilities and member’s capital	$462,960	$468,623

See notes to condensed consolidated financial statements.

AES RED OAK, L.L.C. AND SUBSIDIARY

AN INDIRECT, WHOLLY OWNED SUBSIDIARY OF THE AES CORPORATION

Condensed Consolidated Statement of Changes in Member’s Capital (Deficit)

Period from December 31, 2003 through June 30, 2004

(dollars in thousands)

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount

BALANCE DECEMBER 31, 2003	—	$—	$56,775	$(9,295)	$47,480
Contributed Capital			50		50
Net loss	—	—	—	(5,135)	(5,135)
BALANCE JUNE 30, 2004	—	$—	$56,825	$(14,430)	$42,395

See notes to condensed consolidated financial statements.

AES RED OAK, L.L.C. AND SUBSIDIARY

AN INDIRECT, WHOLLY OWNED SUBSIDIARY OF THE AES CORPORATION

Condensed Consolidated Statements of Cash Flows for the Six Months Ended

June 30, 2004 and 2003

(dollars in thousands)

(Unaudited)

	Six months Ended June 30
	2004	2003

OPERATING ACTIVITIES:
Net loss	$(5,135)	$(4,799)
Amortization of deferred financing costs	406	406
Depreciation	5,825	5,778

Change in:
Trade receivable	(4,772)	(4,297)
Receivable from affiliate	35	(51)
Prepaid expenses	(93)	(1,125)
Other assets	(361)	87
Accounts payable	2,348	(199)
Accrued liabilities	745	(259)
Accrued interest	(5)	(7)
Payable to affiliates	166	57
Net cash used in operating activities	$(841)	$(4,409)

INVESTING ACTIVITIES:
Payments for capital additions	(1,039)	(1,359)
Payments under long-term spare parts agreement	(3,816)	(218)
Restricted cash	6,414	(19,174)

Net cash provided by (used in) investing activities	$1,559	$(20,751)

FINANCING ACTIVITIES:
Payment of principal on bonds payable	(784)	(932)
Securities from Williams under power purchase agreement	—	26,130
Contribution from parent	50	—

Net cash (used in) provided by financing activities
	$(734)	$25,198
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(16)	$38

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	38	23
CASH AND CASH EQUIVALENTS, END OF PERIOD	$22	$61

SUPPLEMENTAL DISCLOSURE:
Interest paid	$16,548	$16,699

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

The Company owns all of the equity interests in AES Red Oak Urban Renewal Corporation (“AES URC”), which was organized as an urban renewal corporation under New Jersey Law. As an urban renewal corporation under New Jersey law, portions of the Facility were designated as redevelopment areas in order to provide certain real estate tax and development benefits to the Facility. AES URC has no operations outside of its activities in connection with the Facility.

2.             BASIS OF PRESENTATION

In the Company’s opinion, all adjustments necessary for a fair presentation of the unaudited results of operations for the interim periods presented herein are included. All such adjustments include accruals of a normal and recurring nature. Certain reclassifications have been made to prior-period amounts to conform to the 2004 presentation. The results of operations for the three and six-month periods presented herein are not necessarily indicative of the results of operations to be expected for the full year or future periods.

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

Upon its expiration, or in the event that the Power Purchase Agreement is terminated prior to its 20-year term or Williams Energy otherwise fails to perform, the Company would seek to generate energy revenues from the sale of electric energy and capacity into the merchant market or under new short or long-term power purchase or similar agreements. Due to recent declines in Pennsylvania-New Jersey-Maryland (“PJM”) power pool prices, however, the Company would expect that even if successful in finding alternate revenue sources, any such alternate revenues would be substantially below the amounts that would have been otherwise payable by Williams Energy pursuant to the Power Purchase Agreement. There can be no assurances as to whether such efforts would be successful.

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

Year	Annual Payment

2004 (remaining subsequent to June 30, 2004)	$4.4 million
2005	$5.1 million
2006	$7.1 million
2007	$6.1 million
2008	$8.1 million
Thereafter	$343.8 million

Total	$374.6 million

Principal repayment dates on the 2019 Bonds are February 28, May 31, August 31, and November 30 of each year, with the final payment due November 30, 2019. Quarterly principal repayments commenced on August 31, 2002. Quarterly principal repayment of the 2029 Bonds does not commence until February 28, 2019. The company made the scheduled principal payment of approximately $392,000 in May 2004 on the 2019 bonds.

4.             CONCENTRATION OF CREDIT RISK IN WILLIAMS ENERGY AND AFFILIATES

Williams Energy is currently the Company’s sole customer for purchases of capacity, ancillary services, and energy and its sole source for fuel.  Williams Energy’s payments under the Power Purchase Agreement are expected to provide all of the Company’s operating revenues during the term of the Power Purchase Agreement.  It is unlikely that the Company would be able to find another purchaser or fuel source with similar terms for its Facility if Williams Energy were not performing under the Power Purchase Agreement.  Any material failure by Williams Energy to make capacity and fuel conversion payments or to supply fuel under the Power Purchase Agreement would have a severe impact on the Company’s operations, and may result in a default on the Company’s debt.  The payment obligations of Williams Energy under the Power Purchase Agreement are guaranteed by The Williams Companies, Inc.  The payment obligations of The Williams Companies, Inc. under the gauranty were initially capped at an amount equal to approximately $510 million.  Beginning on January 1 of the first full year after the commercial operation date, this guarantee cap is to be reduced semiannually by a fixed amount which is based on the amortization of our senior secured bonds during the applicable semiannual period. As of June 30, 2004, the gauranty was capped at $506.6 million.

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

The Company entered into arbitration with Williams Energy to resolve certain disputes regarding the date of commercial operation and the proper interpretation of certain provisions of the Power Purchase Agreement relating to the amounts claimed by the Company to be payable by Williams Energy.  Williams Energy has withheld or offset from amounts invoiced by the Company amounts that Williams Energy believes were improperly invoiced based on Williams Energy’s interpretation of the Power Purchase Agreement.  The arbitration related to disputed amounts of approximately $7.6 million, which included a $594,000 payment extension option dispute and a $7 million commercial operation start date dispute. On November 4, 2003, the Company and Williams Energy settled this dispute.  Under the settlement, Williams made a cash payment to the Company of $4,050,153 on November 14, 2003, which included $225,055 of interest from October 2002 to the payment date, and the commercial operation date was agreed to be September 28, 2002. The related revenue had been substantially recorded in September 2002, with the remaining amount recorded in the fourth quarter of 2003.   This payment settled all payment obligations between the parties for the month of September 2002 with respect to the commercial operation date under the Power Purchase Agreement.  From the Company’s perspective, the cash payment had the economic effect of recognizing a commercial operation date prior to September 28, 2002. The Company is also currently disputing approximately $800,000 of merchant price, testing gas and other charges with Williams Energy that the Company contends is owed by Williams Energy. This was not part of the above arbitration.

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

The payment obligations of Williams Energy under the Power Purchase Agreement are guaranteed by The Williams Companies, Inc.  The payment obligations of The Williams Companies, Inc. under the guarantee were initially capped at an amount equal to approximately $510 million.  Beginning on January 1 of the first full year after the commercial operation date, this guarantee cap is to be reduced semiannually by a fixed amount which is based on the amortization of our senior secured bonds during the applicable semiannual period. As of June 30, 2004 the guaranty was capped at $506.6 million.

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

Due to the downgrade of The Williams Companies, Inc. to below investment grade, the Company and Williams Energy entered into a letter agreement dated November 7, 2002 (the “Letter Agreement”), under which Williams Energy agreed to provide the Company (a) a prepayment of $10 million within five business days after execution of the Letter Agreement (the “Prepayment”); (b) alternative credit support equal to $35 million on or before January 6, 2003 in any of the following forms: (i) cash, (ii) letter(s) of credit with the Company as the sole beneficiary substantially in the form of the Power Purchase Agreement Letter of Credit, unless mutually agreed to otherwise, or (iii) a direct obligation of the United States Government delivered to a custodial securities account as designated by the Company with a maturity of not more than three years; and (c) replenish any portion of the alternative credit support that is drawn, reduced, cashed, or redeemed, at any time, with an equal amount of alternative credit support.  In the Letter Agreement, the Company and Williams Energy acknowledged that the posting of such alternative credit support and Williams Energy’s agreement and performance of the requirements of (a), (b), and (c), as set forth in the immediately preceding sentence, would be in full satisfaction of Williams Energy’s obligations contained in Section 18.3 of the Power Purchase Agreement.  In the Letter Agreement, the Company and Williams Energy expressly agreed that the posting of the Prepayment or any alternative credit support either now or in the future or any other terms set forth in the Letter Agreement is not intended to and did not modify, alter, or amend in any way, the terms and conditions or relieve The Williams Company, Inc. from any obligations it has under its guarantee of the payment obligations of Williams Energy under the Power Purchase Agreement.  The guarantee remains in full force and effect and the Company retains all of its rights and remedies provided by that guarantee.

Under the terms of the Letter Agreement, the Company is obligated to return the Prepayment to Williams Energy upon the earlier of (i) The Williams Companies, Inc. regaining its investment grade rating or Williams Energy providing a substitute guarantee of investment grade rating; (ii) the beginning of Contract Year 20; or (iii) the posting of alternative credit support by Williams Energy as set forth below.  In the case of items (i) and (iii) above, except to the extent, in the case of item (iii), Williams Energy elects to have all or a portion of the Prepayment make up a combination of the alternative credit support required to be posted pursuant to Section 18.3(b) of the Power Purchase Agreement, Williams Energy shall have the right to recoup the Prepayment by set-off of any and all amounts owing to the Company under the Power Purchase Agreement beginning no earlier than the June in the calendar year after the occurrence of item (i) or (iii) and continuing thereafter until the Prepayment has been fully recovered.  In the case of item (ii) above, Williams Energy shall have the right to immediately set-off all amounts owing to the Company under the Power Purchase Agreement after the occurrence of item (ii) and continuing thereafter until the Prepayment has been fully recovered.  Except to the extent Williams Energy elects to include the Prepayment as part of the alternative credit support, the amount of alternative credit support posted by Williams Energy pursuant to the Letter Agreement shall be initially reduced by the amount of the Prepayment, and Williams Energy shall thereafter increase the alternative credit support proportionately as Williams Energy recoups the Prepayment set-off on the payment due date of amounts owing to the Company.

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

Williams Energy made the Prepayment on November 14, 2002 and provided an additional $25 million of cash to the Company on January 6, 2003 as the alternative credit support.  As allowed by the Letter Agreement, Williams has elected to have the $10 million Prepayment included as part of the alternative credit support.  In the event that Williams regains and maintains its investment grade status, provides a substitute guarantee of investment grade rating, or posts a letter of credit, the Company will be required to return the $35 million alternative credit support to Williams Energy in accordance with the terms of the Letter Agreement as described above.

6.             COMMITMENTS AND CONTINGENCIES

Construction Agreement - The Company entered into an Agreement for Engineering, Procurement and Construction (EPC) services, dated as of October 15, 1999, between the Company and WGI (as the successor contractor), as amended for the design, engineering, procurement, site preparation and clearing, civil works, construction, start-up, training and testing and to provide all materials and equipment (excluding operational spare parts), machinery, tools, construction fuels, chemicals and utilities, labor, transportation, administration and other services and items (collectively and separately, the “services”) of the Facility. Under a guarantee in the Company’s favor, effective as of October 15, 1999, all of WGI’s obligations under the construction agreement are irrevocably and unconditionally guaranteed by Raytheon. In 2001, as a result of WGI’s bankruptcy filing, the Company made a demand on Raytheon to perform its obligations under the Raytheon guarantee and WGI, Raytheon and the Company entered into agreements pursuant to which Raytheon became responsible for the construction of the Facility.

Under the construction agreement, in lieu of the Company’s retainage, Raytheon is entitled to post a letter of credit in the amount of the then current retainage.  As of June 30, 2004, Raytheon had provided a letter of credit of approximately $30.8 million.  The Company may draw on this letter of credit in the event that Raytheon fails to pay us any amount owed to us under the construction agreement.  As of June 30, 2004, the Company had drawn $544,000 on this letter of credit for interim rebates which Raytheon then resumed paying until their notice of Final Acceptance.

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

Land Development Plan – The Company entered into an agreement with the Borough of Sayreville by which the Company will develop and implement a plan to replace trees which were removed during clearing of the Facility site.  The Land Development Plan is required for final site approval.   The estimated cost of the plan is approximately $425,000.  The Company is in the process of selecting a contractor to perform the service and no payments have been made as of June 30, 2004.  On July 23, 2003, the project was secured by a letter of credit issued by Union Bank of California for $425,000 with the Borough of Sayreville as the beneficiary.  This irrevocable standby letter of credit had an expiration date of June 30, 2004, but was automatically extended for another one-year period, and represents the amount potentially due if there is a failure of AES Red Oak, LLC to take action regarding the plan.

7.             NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FIN No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN No. 46”).  In October 2003, FASB Staff Position No. 46-6, “Effective Date of FIN No. 46, Consolidation of Variable Interest Entities” deferred the effective date of FIN No. 46 for variable interests held by a public entity in a variable interest entity (“VIE”) that was created or acquired before February 1, 2003 to the end of the first interim or annual period ending after December 15, 2003.  In December 2003, FASB issued FIN 46 (revised December 2003), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN 46(R)”), which clarified some requirements and incorporated several staff positions that the Company was already required to apply.  In addition, FIN 46(R) deferred the effective date for VIEs that were created or acquired before February 1, 2003 and were not considered special purpose entities (“SPEs”) prior to the issuance of the interpretation until the end of the first reporting period ending after March 15, 2004.  FIN 46(R) defines a VIE as (i) any entity in which the equity investors at risk in such entity do not have the characteristics of a controlling financial interest, or (ii) any entity that does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties.  It requires the consolidation of the VIE by the primary beneficiary.  The adoption of FIN 46(R) requires the Company to include disclosures for non SPE VIEs created or acquired on or after February 1, 2003 in its consolidated financial statements related to the total assets and the maximum exposure to loss resulting from the Company’s interests in VIEs.  The adoption of FIN 46(R) did not have a material effect on our financial position, results of operations, or cash flows.

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

We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

Liquidity and Capital Resources

Since achieving commercial operations under the Power Purchase Agreement with Williams Energy, we are eligible to receive variable operations and maintenance payments, total fixed payments, energy exercise fee payments (each as defined in the Power Purchase Agreement) and other payments for the delivery of fuel conversion, capacity and ancillary services.  We have been dispatched by Williams Energy on a more regular basis in the second quarter of 2004, as compared to the same period last year, but can provide no assurance that this will continue.  If the Facility is not dispatched, our operating revenues will consist of minimum capacity payments under the Power Purchase Agreement.

The minimum capacity payments provided for under the Power Purchase Agreement have been our primary source of operating revenues, representing $62.0 million of our total revenues of $64.2 million in calendar year 2003, and $27.0 million of our total revenues of $29.5 million for the first six months of 2004. The minimum cash flow from Williams under the power purchase agreement is approximately $3.8 million per month for October through May and $7.9 million per month from June through September.

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

Due to the downgrade of The Williams Companies, Inc.’s debt to below investment grade, the Williams Companies, Inc. is required to supplement The Williams Companies, Inc. guarantee with additional alternative security that is acceptable to us.  Since The Williams Companies, Inc. debt rating fell below investment grade in 2002, Williams Energy has provided us with $35 million of cash as alternate credit support.  In the event that the Williams Companies, Inc. regains and maintains its investment grade status, provides a substitute guarantee of investment grade rating, or posts a letter of credit, we will be required to return the $35 million alternative credit support to Williams Energy. Under the terms of the Letter Agreement, Williams Energy shall have the right to recoup the Prepayment by set-off of any and all amounts owing to the Company under the Power Purchase Agreement no earlier than the June in the calendar year after the occurrence of regaining its investment grade rating or the beginning of calendar year 20, whichever comes first. In the event we regain investment grade status, we will also have access to funds from our $2.5 million working capital agreement.  As of August 5, 2004, we had cash balances of approximately $33.0 million.  In the event that we are required to return the $35 million alternative credit support to Williams, we believe that we would use all or a portion of our current cash balances and cash generated from future operations, with any remaining balance deducted from the monthly amounts due to us from Williams Energy.  This belief is subject to certain assumptions, risks and uncertainties, including those set forth above under the caption “Cautionary Note Regarding Forward-Looking Statements” and there can be no assurances that our operating revenues will generate sufficient cash.

As of June 30, 2004, $375 million aggregate principal amount of senior secured bonds, issued in two tranches, were outstanding.  Quarterly principal repayments on the 2019 Bonds commenced on August 31, 2002 and are due on May 31, August 31, and November 30 of each year.  Quarterly principal repayment of the

2029 Bonds does not commence until February 28, 2019.  We have provided the collateral agent with a debt service reserve letter of credit in an initial stated amount of $22.0 million which the collateral agent may draw upon if we fail to meet our obligations under the senior secured bonds.

The Company entered into an agreement with the Borough of Sayreville by which the Company will develop and implement a plan to replace trees which were removed during clearing of the Facility site.  The Land Development Plan is required for final site approval.   The estimated cost of the plan is approximately $425,000.  The Company is in the process of selecting a contractor to perform the service and no payments have been made as of March 31, 2004.  On July 23, 2003, the project was secured by a letter of credit issued by Union Bank of California for $425,000 with the Borough of Sayreville as the beneficiary.  This irrevocable standby letter of credit had an expiration date of June 30, 2004, but was automatically extended for another one-year period, and represents the amount potentially due if there is a failure of the Company to take action regarding the plan.

It is anticipated that we will incur costs related to capital additions of approximately $1.5 million in 2004, including general improvements of the Facility, EPC related costs and planned maintenance outages.

Under the construction agreement, we were entitled to retain certain amounts from each scheduled payment until after final acceptance by us of the Facility unless Raytheon posted a letter of credit in the amount of payments that would otherwise be retained.  As of June 30, 2004, Raytheon had provided a letter of credit of approximately $30.8 million and we had paid Raytheon for any amounts previously retained.  We may draw on this letter of credit in the event that Raytheon fails to pay us any amount owed to us under the construction agreement.  As of June 30, 2004 we have drawn $544,000 on this letter of credit.

Since we depend on Williams Energy for both revenues and fuel supply under the Power Purchase Agreement, if Williams Energy were to terminate or default under the Power Purchase Agreement, there would be a severe negative impact to our cash flow and financial condition which could result in a default on our senior secured bonds.  Due to the current PJM power pool prices, we would expect that if we were required to seek alternate purchasers of our power in the event of a default of Williams Energy, even if we were successful in finding alternate revenue sources, any such alternate revenue sources would be substantially below the amounts that would have been otherwise payable pursuant to the Power Purchase Agreement. There can be no assurance as to our ability to generate sufficient cash flow to cover operating expenses or our debt service obligations in the absence of a long-term power purchase agreement with Williams Energy.

In addition to the factors discussed above, and/or the other factors listed under the “Cautionary Note Regarding Forward-Looking Statements,” if we do not receive final rebates from Raytheon and/or the working capital agreement continues to be unavailable as a result of the ratings on our senior secured bonds, we could experience a negative impact on our cash flow and financial condition.

The following discussion presents certain financial information for the three and six months ended June 30, 2004 and 2003.

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

Upon its expiration, or in the event that the Power Purchase Agreement is terminated prior to its 20-year term, we would seek to generate energy revenues from the sale of electric energy and capacity into the merchant market or under new short or long-term power purchase or similar agreements. Due to recent declines in PJM power pool prices, however, we would expect that even if we were successful in finding alternate revenue sources, any such alternate revenues would be substantially below the amounts that would have been otherwise payable pursuant to the Power Purchase Agreement. There can be no assurances as to whether such efforts would be successful.

Operating Expenses

Under an agreement with AES Sayreville, L.L.C., a wholly owned subsidiary of AES Red Oak, Inc. (“Red Oak”), which is a wholly-owned subsidiary of The AES Corporation (“AES”), we are required to reimburse all operator costs on a monthly basis. Operator costs generally consist of all direct costs and overhead associated with running the Facility. Additionally, an operator fee of approximately $400,000, subject to annual adjustment, is payable on each bond payment date.

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

The Company has not invoiced Raytheon for the six-month period ended June 30, 2004 for electrical output and heat rate rebates. As of June 30, 2004, Raytheon owed approximately $65,000 in rebates for amounts invoiced in 2003.

Recent and New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board  (“FASB”) issued FIN No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN No. 46”).  In October 2003, FASB Staff Position No. 46-6, “Effective Date of FIN No. 46, Consolidation of Variable Interest Entities” deferred the effective date of FIN No. 46 for variable interests held by a public entity in a variable interest entity (“VIE”) that was created or acquired before February 1, 2003 to the end of the first interim or annual period ending after December 15, 2003.  In December 2003, FASB issued FIN 46 (revised December 2003), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN 46(R)”), which clarified some requirements and incorporated several staff positions that the Company was already required to apply.  In addition, FIN 46(R) deferred the effective date for VIEs that were created or acquired before

February 1, 2003 and were not considered special purpose entities (“SPEs”) prior to the issuance of the interpretation until the end of the first reporting period ending after March 15, 2004.  FIN 46(R) defines a VIE as (i) any entity in which the equity investors at risk in such entity do not have the characteristics of a controlling financial interest, or (ii) any entity that does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties.  It requires the consolidation of the VIE by the primary beneficiary.  The adoption of FIN 46(R) requires the Company to include disclosures for non SPE VIEs created or acquired on or after February 1, 2003 in its consolidated financial statements related to the total assets and the maximum exposure to loss resulting from the Company’s interests in VIEs.  The adoption of FIN 46(R) did not have a material effect on our financial position, results of operations, or cash flows.

Results of Operations

Under the Power Purchase Agreement with Williams Energy, we are eligible to receive variable operations and maintenance payments, total fixed payments, energy exercise fees (each as defined in the Power Purchase Agreement) and other payments for the delivery of fuel conversion, capacity and ancillary services.  We were dispatched by Williams Energy for two days in the quarter ended March 31, 2004 and during most peak periods in the quarter ended June 30, 2004, as compared to the same period for the prior year, and were called to generate only 14% during the 2003 calendar year. Accordingly, the minimum capacity payments have been our primary source of operating revenues.

For the Three Months Ended June 30, 2004 and 2003

Operating revenues for the three months ended June 30, 2004 were approximately $17.9 million compared to $15.7 million for the three months ended June 30, 2003.   Revenue in the current three-month period was higher primarily due to increased dispatch periods by Williams and a higher unforced capacity rating than in the prior year period.

Other operating expenses for the three months ended June 30, 2004 were approximately $3.5 million compared to $1.8 million from the three months ended June 30, 2003. The increase in other operating expenses is primarily due to costs related to a combustion inspection in June 2004 and increased Facility dispatch in 2004.

Fuel conversion volume expense for each of the three-month periods ended June 30, 2004 and June 30, 2003 was $1.6 million. Fuel conversion volume expense represents a charge paid to Williams Energy under the Power Purchase Agreement based upon utilization of the Facility.

Total other income (expense) for the three months ended June 30, 2004 and 2003 was $(8.7) million and ($8.1) million, respectively, and is primarily comprised of interest expense, interest income, interim rebates and letter of credit fees.  Interim rebates are received by the Company from the EPC contractor for underperformance of the Facility.  Letter of credit fees relate to our debt service letter of credit and reimbursement agreement and power purchase agreement letter of credit and reimbursement agreement.  The increase in other expense for the three months ended June 30, 2004 compared to the three months ended June 30, 2003 is primarily due to interim rebates that were received in the prior year period.

We had a net loss of $281,000 for the three months ended June 30, 2004 compared to a net income of $11,000 for the three months ended June 30, 2003.

For the Six Months Ended June 30, 2004 and 2003

Operating revenues for the six months ended June 30, 2004 were approximately $29.5 million compared to $26.8 million for the comparable period of the prior year. Revenue in the current six-month period was higher primarily due to increased dispatch periods by Williams and a higher unforced capacity rating than in the prior year period.

Other operating expenses for the six months ended June 30, 2004 were approximately $5.7 million compared to $3.2 million from the six months ended June 30, 2003. The increase in other operating expenses is primarily due to costs related to two planned combustion inspections and increased Facility dispatch in 2004.

Fuel Conversion Volume expense for the six months ended June 30, 2004 were $2.6 million compared to $3.2 million for the comparable period for the prior calendar year. Fuel Conversion Volume expense represents a charge paid to Williams Energy under the Power Purchase Agreement based upon utilization of the Facility. The decrease is due to the Facility not operating over a certain dispatch level for the last twelve months, which is a factor in the determination of this cost under the Power Purchase Agreement. The factor applied in the prior-year period was fixed for the first twelve-month period commencing with the Commercial Operation Date. To the extent that our utilization exceeds 20% for the prior twelve month period, this expense may rise back up to the 2003 level in future periods.

Total other income (expense) for the six months ended June 30, 2004 and 2003 was $(17.3) million and $(16.3) million respectively, and is primarily comprised of interest expense, interest income, interim rebates from the EPC contractor and letter of credit fees.  The increase in other expense for the six months ended June 30, 2004 compared to the six months ended June 30, 2003 is primarily due to interim rebates that were received in the prior year period.

Concentration of Credit Risk

Williams Energy is currently our sole customer for purchases of capacity, ancillary services, and energy and its sole source for fuel.  Williams Energy’s payments under the Power Purchase Agreement are expected to provide all of our operating revenues during the term of the Power Purchase Agreement.  It is unlikely that the Company would be able to find another purchaser or fuel source on similar terms for its Facility if Williams Energy were not performing under the Power Purchase Agreement.  Any material failure by Williams Energy to make capacity and fuel conversion payments or to supply fuel under the Power Purchase Agreement would have a severe impact on our operations, and may result in a default on the our debt.  The payment obligations of Williams Energy under the Power Purchase Agreement are guaranteed by The Williams Companies, Inc.  The payment obligations of The Williams Companies, Inc. under the guarantee were initially capped at an amount equal to approximately $510 million.  Beginning on January 1 of the first full year after the commercial operation date, this guarantee cap is to be reduced semiannually by a fixed amount which is based on the amortization of our senior secured bonds during the applicable semiannual period. As of June 30, 2004, the guarantee was capped at $506.6 million.

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

Upon its expiration, or in the event that the Power Purchase Agreement is terminated prior to its 20-year term or Williams Energy otherwise fails to perform, we would seek to generate energy revenues from the sale of electric energy and capacity into the merchant market or under new short- or long-term power purchase or similar agreements.  Due to declines in PJM power pool prices, however, we would expect that even if we were successful in finding alternate revenue sources, any such alternate revenues would be substantially below the amounts that would have been otherwise payable by Williams Energy pursuant to the Power Purchase Agreement.  There can be no assurances as to whether such efforts would be successful.

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

Description of Asset	Depreciable Life	June 30, 2004 (000’s)
Buildings	35	$1,767
Vehicles	5	112
Computers	6	772
Furniture and Fixtures	10	515
Combustion Turbine Generator Parts	9-36	45,211
Gas Heaters	35	1,119
Spare Parts Inventory	—	13,370
Plant	35	362,966
Subtotal	35	425,832
Accumulated Depreciation		(21,655)
Property, Plant and Equipment, net		$404,177

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  We carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer (“CEO”) and chief financial officer (“CFO”), of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15-d-15 (e) as required by paragraph (b) of the Exchange Act Rules 13a-15 or 15d-15) as of June 30, 2004.  The Company’s management, including the CEO and CFO, is engaged in a comprehensive effort to review, evaluate and improve our controls; however, management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all errors and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.

Based upon the controls evaluation performed, the CEO and CFO have concluded that as of June 30, 2004, our disclosure controls and procedures were effective to provide reasonable assurance that material information relating to us and our consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls.  In the course of our evaluation of disclosure controls and procedures, management considered certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls.  Based upon that evaluation, the CEO and CFO concluded that there were no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the second quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Compliance with Section 404 of the Sarbanes Oxley Act of 2002.  Beginning with the year ending December 31, 2005, Section 404 of the Sarbanes-Oxley Act of 2002 will require us to include an internal control report of management with our annual report on Form 10-K.  The internal control report must contain (1) a statement of management's responsibility for establishing and maintaining adequate internal controls over financial reporting for our Company, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal controls over financial reporting, (3) management's assessment of the effectiveness of our internal controls over financial reporting as of the end of our most recent fiscal year, including a statement as to whether or not our internal controls over financial reporting are effective, and (4) a statement that our independent auditors have issued an attestation report on management's assessment of our internal controls over financial reporting.

Management developed a comprehensive plan in order to achieve compliance with Section 404 within the prescribed period and to review, evaluate and improve the design and effectiveness of our controls and procedures on an on-going basis.  The comprehensive compliance plan includes (1) documentation and assessment of the adequacy of our internal controls over financial reporting, (2) remediation of control weaknesses, (3) validation through testing that controls are functioning as documented and (4) implementation of a continuous reporting and improvement process for internal controls over financial reporting.  As a result of this initiative, we have made and will continue to make changes from time to time in our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

See Note 6 to our condensed consolidated financial statements.

Item 5. OTHER INFORMATION

None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits

31.1	Certification by Chief Executive Officer Required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification by Chief Financial Officer Required by Rule 13a-14(a) or 15d— 14(a) of the Securities Exchange Act of 1934

32	Section 1350 Certifications

(b)          Reports on Form 8-K

The Company did not file any reports on Form 8-K during the quarter ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AES RED OAK, L.L.C.

Date: August 6, 2004	By:	/s/ A.W. BERGERON
A.W. Bergeron
President

Date: August 6, 2004	By:	/s/ PAM STRUNK
Pam Strunk
Chief Financial Officer

Date: August 6, 2004	By:	/s/ THOMAS P. KEATING
Thomas P. Keating
Principal Accounting Officer