Form 10-Q
period 2004-09-30
AES RED OAK LLC
filed 2004-11-12
CIK 1117445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

☐	TRANSITION REPORT PURSUANT OR TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number 333-40478

AES RED OAK, L.L.C.

(Exact name of registrant as specified in its charter)

Delaware	54-1889658
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

832 Red Oak Lane, Sayreville, NJ (Address of principal executive offices)	08872 (Zip Code)

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

Three and Nine Months Ended September 30, 2004 and 2003

(Unaudited)

(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
OPERATING REVENUES
Energy.	$27,904	$25,799	$57,447	$52,567

OPERATING EXPENSES
Fuel conversion volume expense	1,632	1,618	4,227	4,824
Corporate operator fees	411	402	1,227	1,200
Other operating expenses	3,242	2,871	9,352	6,657
Depreciation expense	2,989	2,830	8,814	8,609
Taxes and insurance	748	644	2,244	1,821
General and administrative costs	213	209	701	776
Total operating expenses	9,235	8,574	26,565	23,887
Operating income	18,669	17,225	30,882	28,680

OTHER INCOME (EXPENSE)
Interest income	158	57	277	202
Other income-interim rebates	—	202	—	1,415
Interest expense	(8,259)	(8,371)	(24,802)	(25,071)
Amortization of Deferred Financing Costs	(204)	(204)	(610)	(610)
Other expense-letter of credit fees	(240)	(255)	(758)	(761)
Total other (expense)	(8,545)	(8,571)	(25,893)	(24,825)

NET INCOME	$10,124	$8,654	$4,989	$3,855

See notes to condensed consolidated financial statements.

                AES RED OAK, L.L.C. AND SUBSIDIARY
AN INDIRECT, WHOLLY OWNED SUBSIDIARY OF THE AES CORPORATION
Condensed Consolidated Balance Sheets,
September 30, 2004 and December 31, 2003

(Unaudited)
(dollars in thousands, except share amounts)

	September 30, 2004	December 31, 2003
ASSETS:

Current Assets:
Cash	$4	$38
Restricted cash at cost, which approximates market value	39,624	34,837
Trade receivable	9,936	4,070
Receivable from affiliate	28	51
Prepaid and other current assets	1,055	628
Total current assets	50,647	39,624

Land	4,240	4,240
Property, plant, and equipment — net of accumulated depreciation of $24,644 and $15,830, respectively	401,598	408,963
Deferred financing costs — net of accumulated amortization of $3,738 and $3,128, respectively	14,967	15,577
Other assets.	606	219
Total assets	$472,058	$468,623

LIABILITIES AND MEMBER’S CAPITAL:

Current Liabilities:
Accounts payable	$371	$398
Accrued liabilities	1,514	956
Accrued interest	2,738	2,759
Liabilities under spare parts agreement—current portion	1,517	4,520
Payable to affiliate	300	131
Bonds payable-current portion	5,139	5,230
Notes payable	305	—
Payable to Raytheon	30,302	—
Payable to Williams	10,000	35,000
Total current liabilities	52,186	48,994
Bonds payable	367,216	370,132
Liabilities under spare parts agreement and other	114	2,017
Total liabilities	$419,516	$421,143

Member’s capital:
Common stock, $1 par value-10 shares authorized, none issued or outstanding	$—	$—
Contributed capital	56,848	56,775
Member’s deficit	(4,306)	(9,295)
Total member’s capital	52,542	47,480
Total liabilities and member’s capital	$472,058	$468,623

See notes to condensed consolidated financial statements.

AES RED OAK, L.L.C. AND SUBSIDIARY

AN INDIRECT, WHOLLY OWNED SUBSIDIARY OF THE AES CORPORATION

Condensed Consolidated Statement of Changes in Member’s Capital (Deficit)

Period from December 31, 2003 through September 30, 2004

(dollars in thousands)

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
BALANCE DECEMBER 31, 2003	—	$—	$56,775	$(9,295)	$47,480

Contributed Capital			73		73
Net Income	—	—	—	4,989	4,989

BALANCE SEPTEMBER 30, 2004	—	$—	$56,848	$(4,306)	$52,542

See notes to condensed consolidated financial statements.

AES RED OAK, L.L.C. AND SUBSIDIARY

AN INDIRECT, WHOLLY OWNED SUBSIDIARY OF THE AES CORPORATION

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended

September 30, 2004 and 2003

(dollars in thousands)

(Unaudited)

	Nine months Ended September 30,
	2004	2003
OPERATING ACTIVITIES:
Net income	$4,989	$3,855
Amortization of deferred financing costs	610	610
Depreciation	8,814	8,609

Change in:
Trade receivable	(5,866)	(4,380)
Receivable from affiliate	23	64
Prepaid insurance and related note payable, net	(122)	7
Other assets	(387)	(76)
Accounts payable	(27)	(162)
Accrued liabilities	558	(329)
Accrued interest	(21)	—
Payable to affiliates	169	362
Net cash provided by operating activities	$8,740	$8,560

INVESTING ACTIVITIES:
Payments for capital additions	(1,449)	(1,265)
Payments under long-term spare parts agreement	(4,906)	(1,334)
Restricted cash	(4,787)	(27,389)

Net cash used in investing activities	$(11,142)	$(29,988)

FINANCING ACTIVITIES:
Payment of principal on bonds payable	(3,007)	(3,575)
Securities from Williams under power purchase agreement	(25,000)	25,000
Proceeds from Raytheon letter of credit under EPC agreement	30,302	—
Contribution from parent	73	—

Net cash provided by financing activities	$2,368	$21,425

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(34)	$(3)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	38	23
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4	$20

SUPPLEMENTAL DISCLOSURE:
Interest paid	$24,823	$25,202

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

                The senior secured bonds were issued in two series: 8.54% senior secured bonds due 2019 (the “2019 Bonds”) in an aggregate principal amount of $224 million and 9.20% senior secured bonds due 2029 (the “2029 Bonds”) in an aggregate principal amount of $160 million. Annual principal repayments on the Bonds are scheduled as follows:

Year	Annual Payment
2004 (subsequent to September 30, 2004)	$2.2 million
2005	$5.1 million
2006	$7.1 million
2007	$6.1 million
2008	$8.1 million
Thereafter	$343.8 million
Total	$372.4 million

                Principal repayment dates on the 2019 Bonds are February 28, May 31, August 31, and November 30 of each year, with the final payment due November 30, 2019. Quarterly principal repayments commenced on August 31, 2002. Quarterly principal repayment of the 2029 Bonds does not commence until February 28, 2019. The company made the scheduled principal payment of approximately $2.2 million in August 2004 on the 2019 bonds.

4.             CONCENTRATION OF CREDIT RISK IN WILLIAMS ENERGY AND AFFILIATES

      Williams Energy is currently the Company’s sole customer for purchases of capacity, ancillary services, and energy and its sole source for fuel.  Williams Energy’s payments under the Power Purchase Agreement are expected to provide all of the Company’s operating revenues during the term of the Power Purchase Agreement.  It is unlikely that the Company would be able to find another purchaser or fuel source with similar terms for its Facility if Williams Energy were not performing under the Power Purchase Agreement.  Any material failure by Williams Energy to make capacity and fuel conversion payments or to supply fuel under the Power Purchase Agreement would have a severe impact on the Company’s operations, and may result in a default on the Company’s debt.  The payment obligations of Williams Energy under the Power Purchase Agreement are guaranteed by The Williams Companies, Inc.  The payment obligations of The Williams Companies, Inc. under the guarantee were initially capped at an amount equal to approximately $510 million.  Beginning on January 1 of the first full year after the commercial operation date, this guarantee cap is to be reduced semiannually by a fixed amount which is based on the amortization of our senior secured bonds during the applicable semiannual period. As of September 30, 2004, the guarantee was capped at $506.6 million.

The minimum capacity payments provided for under the Power Purchase Agreement have been the Company’s primary source of operating revenues, representing $51.0 million of total revenues of $57.4 million for the nine months ended September 30, 2004 and $49.6 million of total revenues of $52.6 million for the nine months ended September 30, 2003. The minimum cash flow from Williams under the power purchase agreement is approximately $3.8 million per month for October through May and $7.9 million per month from June through September.

During 2003, the Company’s first full year of operations, net cash provided by operating activities was $14.8 million.  The Facility’s utilization factor for the nine months ended September 30, 2004 was approximately 28% as compared to approximately 16% for the same period in 2003. The utilization factor is the percentage of hours dispatched of the total available hours of the facility. The Company currently anticipates that the plant will be dispatched in future periods to similar degrees. The Company also believes that cash flows from the sale of electricity and/or minimum capacity payments under the Power Purchase Agreement, and funds available to be drawn under the debt service reserve letter of credit or the power purchase letter of credit, will be sufficient to fund operating expenses and debt service costs.

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

5.             POWER PURCHASE AGREEMENT

The Company and Williams Energy have entered into a Power Purchase Agreement for the sale of all capacity produced by the Facility, as well as ancillary services and fuel conversion services. Under the Power Purchase Agreement, Williams Energy has the obligation to deliver, on an exclusive basis, all quantities of natural gas required by the Facility to generate electricity or ancillary services, to start-up or shut-down the plant, and to operate the Facility during any period other than a start-up, shut-down, or required dispatch by Williams Energy for any reason. The term of the Power Purchase Agreement is 20 years from the first contract anniversary date, which is the last day of the month in which commercial operations began.  As part of the arbitration settlement with Williams Energy, described below, the Company recognizes September 28, 2002 as the commercial operation date.

The Company entered into arbitration with Williams Energy to resolve certain disputes regarding the date of commercial operation and the proper interpretation of certain provisions of the Power Purchase Agreement relating to the amounts claimed by the Company to be payable by Williams Energy.  Williams Energy has withheld or offset from amounts invoiced by the Company amounts that Williams Energy believes were improperly invoiced based on Williams Energy’s interpretation of the Power Purchase Agreement.  The arbitration related to disputed amounts of approximately $7.6 million, which included a $594,000 payment extension option dispute and a $7 million commercial operation start date dispute. On November 4, 2003, the Company and Williams Energy settled this dispute.  Under the settlement, Williams made a cash payment to the Company of $4,050,153 on November 14, 2003, which included $225,055 of interest from October 2002 to the payment date, and the commercial operation date was agreed to be September 28, 2002. The related revenue had been substantially recorded in September 2002, with the remaining amount recorded in the fourth quarter of 2003.   This payment settled all payment obligations between the parties for the month of September 2002 with respect to the commercial operation date under the Power Purchase Agreement.  From the Company’s perspective, the cash payment had the economic effect of recognizing a commercial operation date prior to September 28, 2002. The Company is also currently disputing approximately $1.2 million of merchant price, testing gas and other charges with Williams Energy that the Company contends is owed by Williams Energy. This was not part of the above arbitration.

The Company provided Williams Energy a letter of credit (Power Purchase Agreement Letter of Credit and Reimbursement Agreement) in the amount of $30 million to support specific payment obligations should the Facility not achieve commercial operation by the date required under the Power Purchase Agreement. Upon the commencement of commercial operations in September 2002, the stated amount of that letter of credit was reduced to $10 million. The repayment obligations with respect to any drawings under the Power Purchase Agreement Letter of Credit and Reimbursement Agreement are a senior debt obligation of the Company.

The payment obligations of Williams Energy under the Power Purchase Agreement are guaranteed by The Williams Companies, Inc.  The payment obligations of The Williams Companies, Inc. under the guarantee were initially capped at an amount equal to approximately $510 million.  Beginning on January 1 of the first full year after the commercial operation date, this guarantee cap is to be reduced semiannually by a fixed amount which is based on the amortization of our senior secured bonds during the applicable semiannual period. As of September 30, 2004, the guarantee was capped at $506.6 million.

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

Williams Energy made the Prepayment on November 14, 2002 and provided an additional $25 million of cash to the Company on January 6, 2003 as the alternative credit support.  As allowed by the Letter Agreement, Williams elected to have the $10 million Prepayment included as part of the alternative credit support. On September 24, 2004, Williams Energy posted a letter of credit and the Company returned the $25 million of alternative credit support.

6.                                          COMMITMENTS AND CONTINGENCIES

Construction Agreement - The Company entered into an Agreement for Engineering, Procurement and Construction (EPC) services, dated as of October 15, 1999, between the Company and WGI (as the successor contractor), as amended (the “EPC agreement”) for the design, engineering, procurement, site preparation and clearing, civil works, construction, start-up, training and testing and to provide all materials and equipment (excluding operational spare parts), machinery, tools, construction fuels, chemicals and utilities, labor, transportation, administration and other services and items (collectively and separately, the “services”) of the Facility. Under a guarantee in the Company’s favor, effective as of October 15, 1999, all of WGI’s obligations under the EPC agreement are irrevocably and unconditionally guaranteed by Raytheon. In 2001, as a result of WGI’s bankruptcy filing, the Company made a demand on Raytheon to perform its obligations under the Raytheon guarantee and WGI, Raytheon and the Company entered into agreements pursuant to which Raytheon became responsible for the construction of the Facility.

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

On August 26, 2004, the Company drew down approximately $30.3 million under a letter of credit posted by Raytheon pursuant to the terms of the EPC Agreement. Prior to this date, the Company had drawn $544,000 on this letter of credit. The Company believes that Raytheon substantially breached the EPC Agreement, due, among other things, to the Facility’s failure to achieve compliance with certain performance tests, and Raytheon’s failure to complete other services under the EPC Agreement and certain amendments thereto, including a Settlement Agreement dated August 6, 2002, that purported to resolve disputes over whether Raytheon had achieved Mechanical Completion and Provisional Acceptance. As a result, the Company claims that Raytheon’s breaches have caused damages in excess of the amount of the letter of credit. Raytheon disputes these claims and has failed and refused to pay costs and damages to the Company despite the Company’s demands for such payment.

On August 27, 2004, Raytheon filed a construction lien claim for $30,963,662 in Middlesex County against the real property and improvements owned by the Company under the New Jersey Construction Lien Law.  Among other things, Raytheon claims therein that the draw of the Letter of Credit represents a debt to Raytheon owed by the Company.

On October 28, 2004, AES Red Oak, L.L.C. received a complaint filed by Raytheon in the State of New York. In the complaint, Raytheon is seeking to recover $30.3 million, which represents the amount Red Oak drew down on the letter of credit on August 26, 2004, and also to recover up to $110 million of net expense Raytheon claims to have incurred in good faith under the governing guaranty and construction agreements. Red Oak’s management believes the complaint to be without merit and intends to defend against it vigorously. The Company has recorded the $30.3 million as a current liability, but has not accrued any additional amounts with respect to Raytheon’s claims.

Land Development Plan — The Company entered into an agreement with the Borough of Sayreville by which the Company will develop and implement a plan to replace trees which were removed during clearing of the Facility site.  The Land Development Plan is required for final site approval.   The estimated cost of the plan is approximately $425,000.  The Company is in the process of selecting a contractor to perform the service and no payments have been made as of September 30, 2004.  On July 23, 2003, the project was secured by a letter of credit issued by Union Bank of California for $425,000 with the Borough of Sayreville as the beneficiary.  This irrevocable standby letter of credit had an expiration date of June 30, 2004, but was automatically extended for another one-year period. On August 19, 2004, AES secured a performance bond for $539,493 relating to the tree replacement and other site improvements. This bond replaces the previous letter of credit and represents the amount potentially due if there is a failure of AES Red Oak, LLC to take action regarding the plan.

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

8.             SUBSEQUENT EVENTS

The lawsuit naming the Company as a defendant on or about October 27, 2004, is disclosed in footnote 6, “Commitment and Contingencies” in the litigation section.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

Some of the statements in this Form 10-Q, as well as statements made by us in periodic press releases and other public communications, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as “believes,” “estimates,” “plans,” “projects,” “expects,” “may,” “will,” “should,” “approximately,” or “anticipates” or the negative thereof or other variations thereof or comparable terminology, or by discussion of strategies, each of which involves risks and uncertainties. The Company has based these forward-looking statements on our current expectations and projections about future events based upon our knowledge of facts as of the date of this Form 10-Q and our assumptions about future events.

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

General

We are a Delaware limited liability company formed on September 13, 1998 to develop, construct, own, operate and maintain our Facility. The Company was dormant until March 15, 2000, the date of the sale of our senior secured bonds. We obtained $384 million of project financing from the sale of the senior secured bonds.

We reached provisional acceptance on August 11, 2002, risk transfer on August 13, 2002, and in a settlement with Williams Energy reached on November 4, 2003, a commercial operation date of September 28, 2002 was agreed upon.

Liquidity and Capital Resources

Since achieving commercial operations under the Power Purchase Agreement with Williams Energy, the Company became eligible to receive variable operations and maintenance payments, total fixed payments, energy exercise fee payments (each as defined in the Power Purchase Agreement) and other payments for the delivery of fuel conversion, capacity and ancillary services.  We have been dispatched by Williams Energy more often in the nine months ended September 30, 2004, than in the same period last year, but can provide no assurance that this will continue.  If the Facility is not dispatched, our operating revenues will consist of minimum capacity payments under the Power Purchase Agreement.

The minimum capacity payments provided for under the Power Purchase Agreement have been the Company’s primary source of operating revenues, representing $51.0 million of total revenues of $57.4 million for the nine months ended September 30, 2004 and $49.6 million of total revenues of $52.6 million for the nine months ended September 30, 2003. The minimum cash flow from Williams under the power purchase agreement is approximately $3.8 million per month for October through May and $7.9 million per month from June through September.

Net cash provided by operating activities was $8.7 million for the nine months ended September 30, 2004 and $8.6 million for the nine months ended September 30, 2003.  The Facility’s utilization factor for the nine months ended September 30, 2004, was approximately 28% as compared to approximately 16% for the same period in 2003. The Company currently anticipates that the plant will be dispatched in future periods to similar degrees. The Company also believes that cash flows from the sale of electricity and/or minimum capacity payments under the Power Purchase Agreement, and funds available to be drawn under the debt service reserve letter of credit or the power purchase letter of credit, will be sufficient to fund operating expenses and debt service costs.

The Company has provided Williams Energy a $10 million letter of credit under the Power Purchase Agreement, which we refer to as the power purchase letter of credit, to support specific payment obligations under the Power Purchase Agreement. The repayment obligations with respect to any drawings under the power purchase letter of credit are our senior debt obligation.

Due to the downgrade of The Williams Companies, Inc.’s debt to below investment grade, the Williams Companies, Inc. is required to supplement The Williams Companies, Inc. guarantee with additional alternative security that is acceptable to the Company.  Since The Williams Companies, Inc. debt rating fell below investment grade in 2002, Williams Energy had provided us with $35 million of cash as alternate credit support, which included a $10 million Prepayment.  On September 24, 2004, Williams Energy posted a letter of credit and the Company returned $25 million of alternative credit support. In the event that The Williams Companies, Inc. regains and maintains its investment grade status, provides a substitute guarantee of investment grade rating, or posts alternative credit support , the Company either will be required to return the $10 million Prepayment  or Williams Energy will have the right to recoup the Prepayment by set-off of any and all amounts owing to the Company under the Power Purchase Agreement no earlier than the June in the calendar year after the occurrence of regaining its investment grade rating, providing a substitute guarantee of investment grade rating, posting of alternative credit support or at the beginning of calendar year 20, whichever comes first. In the event the Company regains investment grade status, the Company will also have access to funds from our $2.5 million working capital agreement.  As of November 5, 2004, the Company had cash balances of approximately $48 million.  In the event that the Company is required to return the $10 million prepayment to Williams Energy, the Company believes that it would use all or a portion of its current cash balances and cash generated from future operations, with any remaining balance deducted from the monthly amounts due to the Company from Williams Energy.  This belief is subject to certain assumptions, risks and uncertainties, including those set forth above under the caption “Cautionary Note Regarding Forward-Looking Statements” and there can be no assurances that our operating revenues will generate sufficient cash.

As of September 30, 2004, $372 million aggregate principal amount of senior secured bonds, issued in two tranches, were outstanding.  Quarterly principal repayments on the 2019 Bonds commenced on August 31, 2002 and are due on May 31, August 31, and November 30 of each year.  Quarterly principal repayment of the 2029 Bonds does not commence until February 28, 2019.  The Company has provided the collateral agent with a debt service reserve letter of credit in an initial stated amount of $22.0 million which the collateral agent may draw upon if the Company fails to meet our obligations under the senior secured bonds.

The Company entered into an agreement with the Borough of Sayreville by which the Company will develop and implement a plan to replace trees which were removed during clearing of the Facility site.  The Land Development Plan is required for final site approval.   The estimated cost of the plan is approximately $425,000.  The Company is in the process of selecting a contractor to perform the service and no payments have been made as of September 30, 2004.  On July 23, 2003, the project was secured by a letter of credit issued by Union Bank of California for $425,000 with the Borough of Sayreville as the beneficiary and represents the amount potentially due if there is a failure of the Company to take action regarding the plan.   This irrevocable standby letter of credit had an expiration date of June 30, 2004, but was automatically extended for another one-year period.

For the nine months ended September 30, 2004, the Company incurred costs related to capital additions of approximately $1.4 million, including general improvements of the Facility, EPC related costs and planned maintenance outages. The Company expects to incur approximately $0.2 million of such costs for the remainder of 2004.

On August 26, 2004, the Company drew down approximately $30.3 million under a letter of credit posted by Raytheon pursuant to the terms of the EPC Agreement. Prior to this date, the Company had drawn $544,000 on this letter of credit. The Company believes that Raytheon substantially breached the EPC Agreement, due, among other things, to the Facility’s failure to achieve compliance with certain performance tests, and Raytheon’s failure to complete other services under the EPC Agreement and certain amendments thereto, including a Settlement Agreement dated August 6, 2002, that purported to resolve disputes over whether Raytheon had achieved Mechanical Completion and Provisional Acceptance. As a result, the Company claims that Raytheon’s breaches have caused damages in excess of the amount of the letter of credit.

Raytheon disputes these claims and has failed and refused to pay costs and damages to the Company despite the Company’s demands for such payment.

On August 27, 2004, Raytheon filed a construction lien claim for $30,963,662 in Middlesex County against the real property and improvements owned by the Company under the New Jersey Construction Lien Law.  Among other things, Raytheon claims therein that the draw of the Letter of Credit represents a debt to Raytheon owed by the Company

On October 28, 2004, AES Red Oak, L.L.C. received a complaint filed by Raytheon in the State of New York. In the complaint, Raytheon is seeking to recover $30,3 million, which represents the amount Red Oak drew down on the letter of credit on August 26, 2004, and also to recover up to $110 million of net expense Raytheon claims to have incurred in good faith under the governing guaranty and construction agreements. Red Oak’s management believes the complaint to be without merit and intends to defend against it vigorously. The Company has recorded the $30.3 million as a current liability, but has not accrued any additional amounts with respect to Raytheon’s claims.

Since we depend on Williams Energy for both revenues and fuel supply under the Power Purchase Agreement, if Williams Energy were to terminate or default under the Power Purchase Agreement, there would be a severe negative impact to our cash flow and financial condition which could result in a default on our senior secured bonds.  Due to the current PJM power pool prices, we would expect that if the Company was required to seek alternate purchasers of our power in the event of a default of Williams Energy, even if the Company was successful in finding alternate revenue sources, any such alternate revenue sources would be substantially below the amounts that would have been otherwise payable pursuant to the Power Purchase Agreement. There can be no assurance as to our ability to generate sufficient cash flow to cover operating expenses or our debt service obligations in the absence of a long-term power purchase agreement with Williams Energy.

In addition to the factors discussed above, and/or the other factors listed under the “Cautionary Note Regarding Forward-Looking Statements,” if the Company does not receive final rebates from Raytheon and/or the working capital agreement continues to be unavailable as a result of the ratings on our senior secured bonds, we could experience a negative impact on our cash flow and financial condition.

The following discussion presents certain financial information for the three and nine months ended September 30, 2004 and 2003.

Energy Revenues

The Company generates energy revenues under the Power Purchase Agreement with Williams Energy. During the 20-year term of the agreement, the Company expects to sell electric energy and capacity produced by the Facility, as well as ancillary and fuel conversion services. Under the Power Purchase Agreement, the Company also generates revenues from meeting (1) base electrical output guarantees and (2) heat rate rebates through efficient electrical output.

Upon its expiration, or in the event that the Power Purchase Agreement is terminated prior to its 20-year term, the Company would seek to generate energy revenues from the sale of electric energy and capacity into the merchant market or under new short or long-term power purchase or similar agreements. Due to recent declines in PJM power pool prices, however, the Company would expect that even if the Company was successful in finding alternate revenue sources, any such alternate revenues would be substantially below the amounts that would have been otherwise payable pursuant to the Power Purchase Agreement. There can be no assurances as to whether such efforts would be successful.

Operating Expenses

Under an agreement with AES Sayreville, L.L.C., a wholly owned subsidiary of AES Red Oak, Inc. (“Red Oak”), which is a wholly-owned subsidiary of The AES Corporation (“AES”), the Company is required to reimburse all operator costs on a monthly basis. Operator costs generally consist of all direct costs and overhead associated with running the Facility. Additionally, an operator fee of approximately $400,000, subject to annual adjustment, is payable on each bond payment date.

Performance Guarantees

Electrical Output

Under the EPC agreement, if the average net electrical output of our Facility at provisional acceptance or interim acceptance, whichever is the earlier to occur, is less than the electrical output guarantee, then Raytheon must pay us, as a rebate and not as liquidated damages, for each day during the interim period, an amount equal to $0.22 per day for each kilowatt by which the average net electrical output is less than the electrical output guarantee.  During performance testing, our output was calculated to be 13,370 kilowatts less than the electrical output guarantee.  Accordingly, our daily charge for this amount has been calculated at $2,941.40 per day. Raytheon paid us this amount until their notice of Final Acceptance date of July 22, 2003, but we are disputing this claim of final acceptance and contend that these amounts should continue to be paid until the final acceptance date.

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

The Company has not invoiced Raytheon for the nine-month period ended September 30, 2004, for electrical output and heat rate rebates. As of September 30, 2004, Raytheon owed approximately $65,000 in rebates for amounts invoiced in 2003.

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

Results of Operations

Under the Power Purchase Agreement with Williams Energy, we are eligible to receive variable operations and maintenance payments, total fixed payments, energy exercise fees (each as defined in the Power Purchase Agreement) and other payments for the delivery of fuel conversion, capacity and ancillary services.  The Facility’s utilization factor for the nine months ended September 30, 2004, was approximately 28% as compared to approximately 16% for the same period in 2003. Accordingly, the minimum capacity payments have been our primary source of operating revenues.

                                                For the Three Months Ended September 30, 2004 and 2003

Operating revenues for the three months ended September 30, 2004, were approximately $27.9 million compared to $25.8 million for the three months ended September 30, 2003.   Revenue in the current three-month period was higher primarily due to increased dispatch periods by Williams, a higher unforced capacity rating than in the prior year period and an availability bonus earned from Williams in the current three-month period.

Fuel conversion volume expense for each of the three-month periods ended September 30, 2004, and September 30, 2003 was $1.6 million. Fuel conversion volume expense represents a charge paid to Williams Energy under the Power Purchase Agreement based upon utilization of the Facility.

 Other operating expenses for the three months ended September 30, 2004, were approximately $3.2 million compared to $2.9 million for the three months ended September 30, 2003. The increase in other operating expenses was primarily due to maintenance costs incurred in July 2004 and increased facility dispatch in 2004.

Taxes and insurance expense for the three months ended September 30, 2004, was approximately $0.7 million compared to $0.6 million for the comparable period of the prior year. A higher level of local property tax was initiated in the third quarter of 2003.

Total other income (expense) for the three months ended September 30, 2004 and 2003 was $(8.5) million and $(8.6) million, respectively, and was primarily comprised of interest expense, interest income, interim rebates and letter of credit fees.  Interest income was $0.1 million higher during the current three-month period, as compared to the same period in 2003. This increase was related to higher interest rates and higher average cash balances. Interim rebates were received by the Company from the EPC contractor for underperformance of the Facility in the prior year period.  Letter of credit fees relate to our debt service letter of credit and reimbursement agreement and power purchase agreement letter of credit and reimbursement agreement.

For the Nine Months Ended September 30, 2004 and 2003

Operating revenues for the nine months ended September 30, 2004, were approximately $57.4 million compared to $52.6 million for the comparable period of the prior year. Revenue in the current nine-month period was higher primarily due to increased dispatch periods by Williams, a higher unforced capacity rating than in the prior year period and an availability bonus earned from Williams in the current year.

Fuel Conversion Volume expense for the nine months ended September 30, 2004, was $4.2 million compared to $4.8 million for the comparable period of the prior year. Fuel Conversion Volume expense represents a charge paid to Williams Energy under the Power Purchase Agreement based upon utilization of the Facility. The decrease was due to the Facility not operating over a certain dispatch level for the last twelve months, which is a factor in the determination of this cost under the Power Purchase Agreement. The factor applied in the prior-year period was fixed for the first twelve-month period commencing with the commercial operation date of September 28, 2002. To the extent that our utilization exceeds 20% for the prior twelve month period, this expense may rise back up to the 2003 level in future periods.

Other operating expenses for the nine months ended September 30, 2004, were approximately $9.4 million compared to $6.7 million for the nine months ended September 30, 2003. The increase in other operating expenses was primarily due to costs related to two planned combustion inspection maintenance outages and increased Facility dispatch in 2004.

Taxes and insurance expense for the nine months ended September 30, 2004, was approximately $2.2 million compared to $1.8 million for the comparable period of the prior year. A higher level of local property tax was initiated in the third quarter of 2003.

Total other income (expense) for the nine months ended September 30, 2004 and 2003 was $(25.9) million and $(24.8) million respectively, and was primarily comprised of interest expense, interest income, interim rebates from the EPC contractor and letter of credit fees.  The increase in other expense for the nine months ended September 30, 2004, compared to the nine months ended September 30, 2003 was primarily due to interim rebates that were received in the prior year period. Interest income was $0.1 million higher during the current year-to-date period, as compared to the same period last year. This increase was related to higher interest rates and higher average cash balances.

Concentration of Credit Risk

Williams Energy is currently the Company’s sole customer for purchases of capacity, ancillary services, and energy and its sole source for fuel.  Williams Energy’s payments under the Power Purchase Agreement are expected to provide all of the Company’s operating revenues during the term of the Power Purchase Agreement.  It is unlikely that the Company would be able to find another purchaser or fuel source on similar terms for its Facility if Williams Energy were not performing under the Power Purchase Agreement.  Any material failure by Williams Energy to make capacity and fuel conversion payments or to supply fuel under the Power Purchase Agreement would have a severe impact on the Company’s operations, and may result in a default on the Company’s debt.  The payment obligations of Williams Energy under the Power Purchase Agreement are guaranteed by The Williams Companies, Inc.  The payment obligations of The Williams Companies, Inc. under the guarantee were initially capped at an amount equal to approximately $510 million.  Beginning on January 1 of the first full year after the commercial operation date, this guarantee cap is to be reduced semiannually by a fixed amount which is based on the amortization of our senior secured bonds during the applicable semiannual period. As of September 30, 2004, the guarantee was capped at $506.6 million.

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

Critical Accounting Policies

General — The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America. As such, the Company is required to make certain estimates, judgments and assumptions that it believes are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies which the Company believes are most critical to understanding and evaluating its reported financial results include the following:  Revenue Recognition, Property, Plant and Equipment and Contingencies.

Restricted Cash —- The Company has recorded the drawdown on the Raytheon letter of credit and the Prepayment from Williams Energy as restricted cash. The proceeds from the Raytheon letter of credit are deposited in the construction account. The Prepayment from Williams Energy, which the Company is entitled to use for operations as needed, is deposited in the revenue account.

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

Upon its expiration, or in the event that the Power Purchase Agreement is terminated prior to its 20-year term or Williams Energy otherwise fails to perform, the Company would seek to generate energy revenues from the sale of electric energy and capacity into the merchant market or under new short- or long-term power purchase or similar agreements.  Due to declines in PJM power pool prices, however, the Company would expect that even if it was successful in finding alternate revenue sources, any such alternate revenues would be substantially below the amounts that would have been otherwise payable by Williams Energy pursuant to the Power Purchase Agreement.  There can be no assurances as to whether such efforts would be successful.

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

Description of Asset	Depreciable Life	September 30, 2004 (000’s)
Buildings	35	$1,767
Vehicles	5	112
Computers	6	772
Furniture and Fixtures	10	515
Combustion Turbine Generator Parts	9-36	45,211
Gas Heaters	35	1,119
Spare Parts Inventory	—	13,469
Plant	35	363,277
Subtotal	35	426,242
Accumulated Depreciation		(24,644)
Property, Plant and Equipment, net		$401,598

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  We carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer (“CEO”) and chief financial officer (“CFO”), of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15-d-15 (e) as required by paragraph (b) of the Exchange Act Rules 13a-15 or 15d-15) as of September 30, 2004.  The Company’s management, including the CEO and CFO, is engaged in a comprehensive effort to review, evaluate and improve our controls; however, management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all errors and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.

Based upon the controls evaluation performed, the CEO and CFO have concluded that as of September 30, 2004, our disclosure controls and procedures were effective to provide reasonable assurance that material information relating to us and our consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls.  In the course of our evaluation of disclosure controls and procedures, management considered certain internal control areas in which the Company has made and are continuing to make changes to improve and enhance controls.  Based upon that evaluation, the CEO and CFO concluded that there were no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the third quarter ended September 30, 2004, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Compliance with Section 404 of the Sarbanes Oxley Act of 2002.  Beginning with the year ending December 31, 2005, Section 404 of the Sarbanes-Oxley Act of 2002 will require us to include an internal control report of management with our annual report on Form 10-K.  The internal control report must contain (1) a statement of management’s responsibility for establishing and maintaining adequate internal controls over financial reporting for our Company, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal controls over financial reporting, (3) management’s assessment of the effectiveness of our internal controls over financial reporting as of the end of our most recent fiscal year, including a statement as to whether or not our internal controls over financial reporting are effective, and (4) a statement that our independent auditors have issued an attestation report on management’s assessment of our internal controls over financial reporting.

Management developed a comprehensive plan in order to achieve compliance with Section 404 within the prescribed period and to review, evaluate and improve the design and effectiveness of our controls and procedures on an on-going basis.  The comprehensive compliance plan includes (1) documentation and assessment of the adequacy of our internal controls over financial reporting, (2) remediation of control weaknesses, (3) validation through testing that controls are functioning as documented and (4) implementation of a continuous reporting and improvement process for internal controls over financial reporting.  As a result of this initiative, the Company has made and will continue to make changes from time to time in our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

See Note 6 to our condensed consolidated financial statements.

Item 5. OTHER INFORMATION

None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits

31.1	Certification by Chief Executive Officer Required by Rule 13a-14(a or 15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification by Chief Financial Officer Required by Rule 13a-14(a or 15d—14(a) of the Securities Exchange Act of 1934
32	Section 1350 Certifications

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AES RED OAK, L.L.C.

Date: November 11, 2004	By:	/s/ A.W. BERGERON
A.W. Bergeron
President

Date: November 11, 2004	By:	/s/ PAM STRUNK
Pam Strunk
Chief Financial Officer

Date: November 11, 2004	By:	/s/ THOMAS P. KEATING
Thomas P. Keating
Principal Accounting Officer