Form 10-K
period 2004-12-31
AES RED OAK LLC
filed 2005-03-30
CIK 1117445

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004

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

As of June 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, and as of March 30, 2005, there was one membership interest in AES Red Oak, LLC outstanding, which was held by AES Red Oak, Inc., the Company’s parent and a wholly-owned subsidiary of The AES Corporation.

All of the Registrant’s equity securities are indirectly owned by The AES Corporation.  Registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format authorized by General Instruction I of Form 10-K.

DOCUMENTS INCORPORATED BY REFERENCE

None

TABLE OF CONTENTS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
PART I
ITEM 1.	BUSINESS
ITEM 2.	PROPERTIES
ITEM 3.	LEGAL PROCEEDINGS
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
ITEM 6.	SELECTED FINANCIAL DATA
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9A.	CONTROLS AND PROCEDURES
PART III
ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11.	EXECUTIVE COMPENSATION
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this Form 10-K, as well as statements made by AES Red Oak, L.L.C. (the “Company”, “we”, “us” or “our”) in periodic press releases and other public communications, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as “believes,” “estimates,” “plans,” “projects,” “expects,” “may,” “will,” “should,” “approximately,” or “anticipates” or the negative thereof or other variations thereof or comparable terminology, or by discussion of strategies, each of which involves risks and uncertainties. The Company has based these forward-looking statements on its current expectations and projections about future events based upon its knowledge of facts as of the date of this Form 10-K and its assumptions about future events.

All statements other than of historical facts included herein, including those regarding market trends, the Company’s financial position, business strategy, projected plans and objectives of management for future operations of the facility, are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors outside of the Company’s control that may cause its actual results or performance to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These risks, uncertainties and other factors include, among others, the following:

•                  unexpected problems relating to the performance of the facility,

•                  the financial condition of third parties on which the Company depends, including in particular, Williams Power Company, Inc., (“Williams Energy”), formerly Williams Energy Marketing & Trading Company, as fuel supplier under the Power Purchase Agreement entered into with Williams Energy for the sale of all electric energy and capacity produced by the facility, as well as ancillary and fuel conversion services (the “Power Purchase Agreement”), and The Williams Companies, Inc., as the guarantor of Williams Energy’s performance under the Power Purchase Agreement,

•                  delays in, or disputes over, the final completion of the Company’s facility,

•                  continued performance by Williams Energy (as guaranteed by The Williams Companies, Inc.) under the Power Purchase Agreement,

•                  the ability of The Williams Companies, Inc. or its affiliates to avoid a default under the Power Purchase Agreement by continuing to maintain or provide adequate security to supplement their guaranty of Williams Energy’s performance under the Power Purchase Agreement,

•                  our ability to find a replacement power purchaser on favorable or reasonable terms, if necessary,

•                  an adequate merchant market after the expiration, or in the event of a termination, of the Power Purchase Agreement,

•                  capital shortfalls and access to additional capital on reasonable terms, or in the event that the Power Purchase Agreement is terminated,

•                  the possibility that Williams Energy will not request that the Company runs, or “dispatches” the facility as provided under the Power Purchase Agreement,

•                  inadequate insurance coverage,

•                  unexpected expenses or lower than expected revenues,

•                  environmental and regulatory compliance,

•                  terrorists acts and adverse reactions to United States anti-terrorism activities, and

•                  additional factors that are unknown to the Company or beyond the Company’s control.

The Company has no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.          BUSINESS

General

The Company is a Delaware limited liability company formed on September 13, 1998, to develop, construct, own, lease, operate and maintain a gas-fired electric generating power plant in the Borough of Sayreville, Middlesex County, New Jersey and manage the production of electric generating capacity, ancillary services and energy at the Company’s facility. The Company reached provisional acceptance on August 11, 2002, risk transfer on August 13, 2002, and took the position that the Company was commercially available on September 1, 2002.  Williams Energy disputed the September 1, 2002 commercial operation date and informed the Company that it recognized commercial availability of the facility as of September 28, 2002.  On November 4, 2003, a settlement was reached and a commercial operation date of September 28, 2002 was agreed upon.  See Item 3 “Legal Proceedings”.  Since the Company’s commercial operation date, its sole business is the ownership, leasing and operation of the project.

Our facility was initially designed, engineered, procured and constructed for the Company by Washington Group International, Inc. (“WGI”) (as the successor contractor) on a fixed-price, turnkey basis. On May 14, 2001, WGI filed a plan of reorganization along with voluntary petitions to restructure under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Nevada in Reno (the “Bankruptcy Court”). As a result of WGI’s bankruptcy filing, on June 20, 2001 the Company made a demand on the Raytheon Company (“Raytheon”) to perform its obligations under a guarantee which Raytheon had given the Company of WGI’s performance obligations under the construction agreement and Raytheon became responsible for the construction of the Company’s facility.  As discussed above, provisional acceptance has been granted and the facility has commenced commercial operations, however, Raytheon must perform certain agreed upon completion items in order to obtain final acceptance. Raytheon gave notice of Final Acceptance on July 22, 2003 based on its July 8, 2003 performance test.  On July 31, 2003, the Company received a letter from the project’s independent engineer stating that it could not support Raytheon’s claim of final acceptance and it did not consider the July 8, 2003 performance test valid.  In making this assessment, the independent engineer cited, among other reasons, (i) modifications made to certain equipment in performance of the July 8 performance test which would adversely impact the operations of the plant and other pieces of equipment and (ii) Raytheon’s failure to demonstrate compliance with guaranteed emissions limits.  On August 1, 2003, the Company rejected Raytheon’s claim of final acceptance.  This rejection was based upon Raytheon’s failure to meet the conditions for final acceptance provided for in the Engineering, Procurement and Construction Services Agreement (“EPC contract”). On August 7, 2003, the Company received a response from Raytheon in which Raytheon claims that the Company’s rejection of the final acceptance is invalid and improper.  The Company and Raytheon have filed complaints against each other.  See “Summary of Principal Agreements – Construction Agreement”.

Siemens Westinghouse Power Corporation provides combustion turbine maintenance services and spare parts with respect to the turbines for the Company’s facility under a maintenance services agreement for an initial term of 16 years from the date of execution of the agreement or after the twelfth scheduled outage for a turbine, whichever occurs first, unless the Company exercises its right to cancel the agreement after the first major outage of the turbines. The estimated timeframe for the completion of the first major outages is 2011.

The Company has entered into a Power Purchase Agreement for a term of 20 years under which Williams Energy has committed to purchase all of the net capacity, fuel conversion and ancillary services of its facility. Net capacity is the maximum amount of electricity generated by the Company’s facility net of electricity used at its facility. Fuel conversion services consist of the combustion of natural gas in order to generate electric energy. Ancillary services consist of services necessary to support the transmission of capacity and energy. Williams Energy is obligated to supply the Company with all natural gas necessary to provide net capacity, fuel conversion services and ancillary services under the Power Purchase Agreement. During the term of the Power Purchase Agreement, substantially all of the Company’s operating revenues will be derived from payments made under the Power Purchase Agreement. Under certain limited circumstances described herein, Williams Energy has the right to terminate the Power Purchase Agreement.

Organizational Structure

All of the equity interests in the Company are owned by AES Red Oak, Inc., a wholly owned subsidiary of The AES Corporation (“AES”). AES is a leading global power company, with 2004 sales of $9.5 billion. AES’s generating assets include interests in 120 facilities in 27 countries totaling approximately 44 gigawatts of capacity. Its 30,000 people are committed to operational excellence and meeting the world’s growing power needs Approximately 23% of AES’s revenues come from businesses in North America, 17% from the Caribbean, 41% from South America, 11% from Europe and Africa, and 8% from Asia.

AES Red Oak, Inc. currently has no operations outside of its activities in connection with its project and does not anticipate undertaking any unrelated operations. AES Red Oak, Inc. also owns all of the equity interests in AES Sayreville, L.L.C., (“AES Sayreville”) which provides development, construction management, and operations and maintenance services to us. AES Sayreville has no operations outside of its activities in connection with its operations. AES Red Oak, Inc. has no assets other than its membership interests in the Company and AES Sayreville. The AES Corporation supplies AES Sayreville with personnel and services necessary to carry out its obligations to us.

The Company also owns all of the equity interests in AES Red Oak Urban Renewal Corporation (“AES URC”), which was organized as an urban renewal corporation under New Jersey law so that portions of its project can be designated as redevelopment areas or projects in order to provide certain real estate tax and development benefits for its project. AES URC has no operations outside of its activities in connection with the Company’s operations.

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

The following organizational chart illustrates the relationship among us, AES Red Oak, Inc., AES Sayreville, The AES Corporation, and AES URC:

The Company’s principal executive offices are located at 832 Red Oak Lane, Sayreville, NJ 08872. The Company’s telephone number is (732) 238-1462.

Energy Revenues

As mentioned above, the Company generates energy revenues under the Power Purchase Agreement with Williams Energy.  During the 20-year term of the agreement, the Company expects to sell electric energy and capacity produced by the facility, as well as ancillary and fuel conversion services.  Under the Power Purchase Agreement, the Company also generates revenues from meeting (1) base electrical output guarantees and (2) heat rate rebates through efficient electrical output.

Upon its expiration, or in the event that the Power Purchase Agreement is terminated prior to its 20-year term or Williams Energy otherwise fails to perform, the Company would seek to generate energy revenues from the sale of electric energy and capacity into the merchant market or under new short or long-term power purchase or similar agreements.  Due to current pool prices, however, the Company would expect that even if it were successful in finding alternate revenue sources, any such alternate revenues would be substantially below the amounts that would have been otherwise payable pursuant to the Power Purchase Agreement. There can be no assurances as to the Company’s ability to generate sufficient cash flow to cover operating expenses or its debt service obligations in the absence of a long-term Power Purchase Agreement with Williams Energy.

After the plant reached provisional acceptance, the Company elected to confirm reliability for up to 19 days before binding with Williams Energy.  Beginning August 13, 2002 (the date of risk transfer) through August 31, 2002, the Company operated the facility as a merchant plant with electric revenues sold to Williams Energy, in its capacity as the Company’s Pennsylvania-New Jersey-Maryland (“PJM”) account representative, at spot market prices and bought gas from Williams Energy at spot market prices. Additionally, during September 2002, the Company made net electric energy available to Williams Energy during times other than receiving a Williams Energy dispatch notice.  This net electric energy is referred to as “other sales of energy” in the Power Purchase Agreement and is sold at the local marginal price commonly referred to as spot market energy.  Gas required for this energy generation was purchased from Williams Energy at spot market prices.  The Company recognized merchant revenues of approximately $.3 million, $.2 million and $11.1 million for the years ended December 31, 2004, 2003 and 2002, respectively.  Related fuel expenses were approximately $.6 million, $.9 million and $6.9 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Competition

Under the Power Purchase Agreement, Williams Energy is required to purchase all of the Company’s facility’s capacity and energy for an initial term of 20 years. Therefore, during the term of the Power Purchase Agreement, competition from other capacity and energy providers will become an issue only if the Power Purchase Agreement is terminated or not performed in accordance with its terms. As current gas market prices have been high, Williams Energy has only dispatched the Company 21% of the time in 2004 and 14% in 2003. Following the term of the Power Purchase Agreement, the Company anticipates selling its facility’s net capacity, ancillary services and energy under a new Power Purchase Agreement or into the PJM power pool market. At that time, the Company will face competition from other generating facilities selling into the PJM power pool market including, possibly, other facilities owned by The AES Corporation or its affiliates.

Employees

The Company is a Delaware limited liability company and has no employees other than its 6 officers. The Company’s officers receive no compensation for the services they provide to the Company or for any transactions between the Company and its affiliates. Under the operations agreement, AES Sayreville has managed the development and construction of and now operates and maintains the Company’s facility. The direct labor personnel and the plant operations management are employees of The AES Corporation provided to AES Sayreville under a services agreement.  As of December 31, 2004, The AES Corporation provided 27 employees to work at its facility.

Insurance

As owner of the Company’s site and lessee and owner of the facility, the Company maintains a comprehensive insurance program as required under its various project contracts and the indenture governing its senior secured bonds and underwritten by recognized insurance companies. Among other insurance policies, the Company also maintains commercial general liability insurance, permanent property insurance for full replacement value of the facility and business interruption insurance covering at least 18 months of gross revenues less variable operating expenses. The Company has obtained title insurance in an amount equal to the principal amount of the bonds.

The Company, or AES Sayreville as operator, maintains, among other insurance policies, workers’ compensation insurance (or evidence of self-insurance), if required, and comprehensive automobile bodily injury and property damage liability insurance.

Permits And Regulatory Approvals

AES Sayreville, as operator of the Company’s facility, and the Company, as owner of its facility, must comply with numerous federal, state and local regulatory requirements including environmental requirements in the operation of its facility.

On November 4, 1999, the Company received a certification from the Federal Energy Regulatory Commission (“FERC”) that the Company is an exempt wholesale generator. Certification as an exempt wholesale generator exempts the Company from regulation under the Public Utility Holding Company Act of 1935. The Company will maintain this status so long as the Company continues to make only wholesale sales of electricity, which the Company intends to do. Prior to commercial operation, the Company filed the Power Purchase Agreement with FERC and requested approval for the rates contained therein. On June 22, 2001, the Company received FERC approval at those rates. The Company may also need to obtain FERC approval for sales of electricity at market-based rates after the Power Purchase Agreement is no longer in effect.

On January 28, 2000, the Company received its Prevention of Significant Deterioration Permit, or “air permit,” from the New Jersey Department of Environmental Protection. The appeal period in respect of the air permit expired on February 28, 2000, and no appeal was filed. The air permit requires that the Company’s facility be constructed in a manner that will allow it to meet specified limitations on emissions of air pollutants. Under the construction agreement, originally WGI and now Raytheon, as project guarantor, are required to construct its facility to meet these requirements.  The required emission standards were met upon provisional acceptance and commercial operation and no additional modification is currently needed.

The Company is subject to a number of statutory and regulatory standards and required approvals relating to energy, labor and environmental laws.  The necessary environmental permits for the commencement of construction and operation of its facility have been obtained.

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

Power Purchase Agreement

The Company entered into a Fuel Conversion Services, Capacity and Ancillary Services Purchase Agreement, dated as of September 17, 1999, with Williams Energy, for the sale to Williams Energy of all of the electric energy and unforced capacity produced by its facility as well as ancillary services and fuel conversion services.

Term

The Power Purchase Agreement extends for 20 years from the first contract anniversary date, which is the last day of the month in which commercial operation occurred (September 30, 2002).

Upon notice from Williams Energy no later than 90 days prior to the end of the initial term of the Power Purchase Agreement, the term of the Power Purchase Agreement may be extended by Williams Energy for up to a total of 24 months for each hour of the initial term during which the Company is unable to deliver energy or ancillary services because of an event of force majeure (other than an inability of the Company to obtain natural gas to operate the facility) that occurs after the commercial operation date.

Under the Power Purchase Agreement, the commercial operation date was required to occur by December 31, 2001, however, the Company had the right to extend the commercial operation date until June 30, 2002 by invoking its right to a free extension option which was available under the Power Purchase Agreement if certain conditions were met.  The Company exercised its right to extend the commercial operation date from December 31, 2001 to June 30, 2002, as granted under the free extension option. In addition, the Company had the right under the Power Purchase Agreement to again extend the commercial operation date from June 30, 2002 to June 30, 2003 (the

“Second Paid Extension Option”), upon written notification to Williams Energy no later than May 21, 2002 (which represented an agreed upon extension from the original April 30, 2002 notification deadline), by paying Williams Energy (i) an amount equal to the lesser of any actual damages Williams Energy suffered or incurred after June 30, 2002, as a result of Williams Energy’s reliance upon delivery by such date, to the extent said damages could not be mitigated fully, or $3.0 million and (ii) certain amounts of liquidated damages as calculated pursuant to the Power Purchase Agreement.  On May 21, 2002, the Company exercised the Second Paid Extension Option.  As a result of these extensions, the Company paid liquidated damages to Williams Energy at the rate of $11,000 per day for the period beginning on July 1, 2002 and ending on August 31, 2002, which amounted to $682,000.  As a result of the dispute over the commercial operation date, the Company also paid liquidated damages to Williams Energy at the rate of $22,000 per day for the period beginning on September 1, 2002 and ending on September 27, 2002, which amounted to $594,000.  This issue was resolved as part of the arbitration settlement with Williams. During the period of the Second Paid Extension Option, the Company continued to collect liquidated damages through August 10, 2002 from Raytheon under the construction agreement in the amount of $108,000 per day.  As of August 2002, the Company had received $14 million in liquidated damages from Raytheon under the construction agreement.  The Company did not receive any liquidated damages under the construction agreement in 2003 or 2004.

Williams Energy is currently the Company’s sole customer for purchases of capacity, ancillary services, and energy and its sole source for fuel.  Williams Energy’s payments under the Power Purchase Agreement are expected to provide all of its operating revenues during the term of the Power Purchase Agreement.  It is unlikely that the Company would be able to find another purchaser or fuel source on similar terms for the facility if Williams Energy were not performing under the Power Purchase Agreement.  Any material failure by Williams Energy to make capacity and fuel conversion payments or to supply fuel under the Power Purchase Agreement would have a severe adverse impact on the Company’s operations.

Purchase and Sale of Capacity

During the term of the Power Purchase Agreement, the Company will perform for Williams Energy on an exclusive basis, and Williams Energy will purchase and pay for fuel conversion services. Fuel conversion services include the operation of the Company’s facility by the Company to combust natural gas delivered by Williams Energy in order to generate and deliver energy or to provide ancillary services. The Company will sell and make available to Williams Energy on an exclusive basis, and Williams Energy will purchase and pay for, its facility’s net capacity and ability to generate electric energy. The Company may not sell, without the consent of Williams Energy in its sole discretion, capacity generated on the site but not from its facility.

Fuel Conversion and Other Services

Williams Energy must deliver or cause to be delivered to the Company at the natural gas delivery point on an exclusive basis all quantities of natural gas required by the Company to:

•                  generate net electric energy and/or ancillary services;

•                  perform start-ups;

•                  perform shutdowns; and

•                  operate its facility during any period other than a start-up, shutdown or dispatch period for any reason.

Williams Energy at all times retains title to the natural gas delivered to the Company except that when the Company’s facility is operated during any period other than a start-up, shutdown or dispatch period title is transferred to the Company at the natural gas delivery point.

Williams Energy is solely responsible for all costs and expenses related to the supply and transportation of natural gas to the natural gas delivery point. The Company is responsible for all costs and expenses related to the transportation, gathering or taxation of natural gas or its use or possession at and after the natural gas delivery point.

Upon the expiration of the Power Purchase Agreement or any termination of the Power Purchase Agreement as the result of Williams Energy’s default thereunder, the Company will have the right to purchase the gas interconnection facilities from Williams Energy, or if Williams Energy does not own the gas interconnection facilities, Williams Energy will assign to the Company all of its rights to transportation services using the gas interconnection facilities.

Pricing and Payments

For each month of the term after the commercial operation date, Williams Energy must pay the Company for its facility’s net capacity, successful start-ups and associated shutdowns, ancillary services and fuel conversion services at the applicable rates set forth in the Power Purchase Agreement. Each monthly payment by Williams Energy consists of a total fixed payment, a variable operations and maintenance payment and an energy exercise fee. The total fixed payment, which is payable regardless of facility dispatch by Williams Energy but is subject to adjustment based on facility availability, is calculated by multiplying an unforced capacity rate for each contract year by the temperature adjusted unforced capacity in the billing month and adding to that the product of the fuel conversion option demand charge and the average facility capacity for that month. The total fixed payment is anticipated to be sufficient to cover the Company’s debt service and fixed operating and maintenance costs and to provide the Company a return on equity. The variable operations and maintenance payment is intended to cover its variable operating and maintenance costs and escalates annually based on an escalation index set forth in the Power Purchase Agreement. The energy exercise fee is intended to compensate the Company for each successful start-up. The Company may receive heat rate bonuses or be required to pay heat rate penalties.

Prior to the commercial operation date, and during some facility tests thereafter, the Company purchased natural gas from Williams Energy. Williams Energy sold the Company the natural gas at prices specified in the Power Purchase Agreement, and the Company sold to Williams Energy at the electric delivery point any net electric energy produced during the periods at the hourly integrated market clearing marginal price for electric energy at the location where it was delivered or received, calculated pursuant to the terms of the operating agreement of PJM Interconnection, LLC, which is the independent system operator that operates the transmission system to which its facility interconnects. The Company is solely responsible for any fines or penalties resulting from the delivery of the net electric energy at the electric delivery point when the delivery is made without the authorization of PJM, JCP&L, which is the host utility, or FERC. The Company has not incurred any such fine or penalty to date.

Williams Energy is entitled to an annual fuel conversion volume rebate if its dispatch of the Company’s facility exceeds specified levels and monthly non-dispatch payments if, under some circumstances, its facility does not deliver, in whole or in part, the requested net electric energy requested by Williams Energy. All fuel conversion volume rebate payments and non-dispatch payments must be made to Williams Energy after debt service and certain other payments but prior to any distribution to holders of equity interests in the Company. Fuel conversion volume rebate payments and any non-dispatch payments owed to Williams Energy and not paid when due will be paid, together with interest thereon, when funds become available to the Company at the priority level described above. A separate reserve account must be maintained by the Company and the Company’s lenders and the Company must deposit to that account on a monthly basis, from its cash flow, any applicable and unpaid non-dispatch payment plus a ratable amount of the maximum fuel conversion volume rebate amount that Williams Energy may have earned. Amounts held in that reserve account will be used to pay, to the extent owed, the fuel conversion volume rebate and non-dispatch payments.

Required Authorizations

During the term of the Power Purchase Agreement, the Company must, at its own cost and expense, obtain as and when required all approvals, permits, licenses and other authorizations from governmental authorities as may be required for the Company to operate and maintain its facility, the interconnection facilities and protective gas apparatus and to perform its obligations under the Power Purchase Agreement.  The Company plans to obtain all additional governmental approvals, permits, licenses and authorizations as may be required with respect to its facility as soon as practicable.

Interconnection and Metering Equipment

At the Company’s sole cost and expense, the Company designed, constructed and installed and currently maintains interconnection facilities and protective gas apparatus needed to generate and deliver net electric energy and/or ancillary services to the electric delivery point in order to fulfill its obligations under the Power Purchase Agreement, including all interconnection facilities and protective gas apparatus that are located at the switchyards and/or substations at the its facility. The Generation Facility and Transmission Interconnection Agreement is with

Jersey Central Power & Light Company (“JCP&L”) d/b/a GPU Energy (“GPU”), and is dated April 27, 1999. GPU has since been merged with, and into, FirstEnergy, and JCP&L is now a subsidiary of FirstEnergy.  The Company’s facility, interconnection facilities and protective gas apparatus have been designed, constructed and completed in a good and workmanlike manner and in accordance with accepted electrical practices (with respect to its facility and interconnection facilities) or in accordance with standard gas industry practices (with respect to protective gas apparatus), so that the expected useful life of the Company’s facility, the interconnection facilities and protective gas apparatus will be not less than the term of the Power Purchase Agreement.

Public Service Electric and Gas (“PSE&G”), under contract with Williams Energy, has installed the natural gas interconnection facilities and natural gas metering equipment to the Company’s satisfaction.  PSE&G has also installed gas metering equipment, although the Company is currently involved in a dispute with Williams Energy over the location of such equipment.  All electric metering equipment and gas metering equipment, whether owned by the Company or by a third party, must be operated, maintained and tested in accordance with accepted electrical practices, in the case of the electric metering equipment, and in accordance with applicable industry standards, in the case of the gas metering equipment. Except under limited circumstances, the Company may not enter into any modification or amendment of the interconnection agreement with JCP&L without the prior written consent of Williams Energy.

As of December 31, 2002, all electrical interconnection and metering equipment had been installed and accepted by JCP&L — See “Interconnection Agreement - JCP&L’s Obligations”.

Operation and Dispatch

Our facility and the interconnection facilities must be operated in accordance with accepted electrical practices and applicable requirements and guidelines of JCP&L pursuant to the interconnection agreement. The protective gas apparatus must be operated in accordance with standard gas industry practices. If there is a conflict between the terms and conditions of the Power Purchase Agreement and JCP&L requirements, the JCP&L requirements control. The Company must operate the facility in parallel with JCP&L’s electrical system in accordance with the interconnection agreement. When dispatched by Williams Energy, the Company must operate its facility and each unit thereof with automatic regulation equipment in service.

The Power Purchase Agreement acknowledges that JCP&L has the right to require the Company to disconnect the Company’s facility from its electrical system, or otherwise curtail, interrupt or reduce deliveries of net electric energy, in accordance with the terms of the interconnection agreement. If the Company’s facility has been disconnected for these reasons, Williams Energy will continue to be obligated to make total fixed payments for at least 24 hours after the occurrence of disconnection of its facility by JCP&L.

The Company must use commercially reasonable efforts to correct promptly any condition at its facility which necessitates the disconnection of its facility from JCP&L’s electrical system or the reduction, curtailment or interruption of electrical output of its facility.

Williams Energy has the exclusive right to use the net electric energy and ancillary services and to schedule the operation of the Company’s facility or a unit thereof in accordance with the provisions of the Power Purchase Agreement; however, the scheduling must be consistent with the design limitations of its facility, applicable law, regulations and permits, and the agreements and the manuals of PJM.

Williams Energy and the Company must perform each of its respective obligations in a manner that avoids the creation of cashout obligations or imbalance penalties imposed by the natural gas transporter. Williams Energy must try to minimize any imbalance charges under a transporter’s tariff and thereafter the Company will be responsible for imbalance charges levied by the natural gas transporter to the extent that the charges result from: (i) an imbalance caused by the Company greater than the allocable tolerance in the transporter’s tariff or (ii) the Company’s failure to promptly notify Williams Energy of a change in the operation of the Company’s facility that would cause any imbalance.

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

Irrespective of whether the force majeure condition is declared by Williams Energy or us, the time period of a force majeure will be excluded from the calculation of all payments under the Power Purchase Agreement and Williams Energy will be under no obligation to pay the Company any of the payments described in the Power Purchase Agreement. If Williams Energy declares a force majeure, however, it will continue to pay the Company only the applicable monthly total fixed payment as described in the Power Purchase Agreement until the earlier of (i) the termination of the force majeure condition or (ii) the termination of the Power Purchase Agreement. Furthermore, if a force majeure is declared by the Company due to an action or inaction of JCP&L that prevents the Company from delivering net electric energy to the electric delivery point, Williams Energy will continue to pay the applicable portion of the total fixed payment for the first 24 hours of the period.

Notwithstanding anything to the contrary contained in the Power Purchase Agreement, except as may expressly be provided in the Power Purchase Agreement, the term force majeure will not include or excuse a party’s performance in the following circumstances:

•                  Any reduction, curtailment or interruption of generation or operation of the Company’s facility, or of the ability of Williams Energy to accept or transmit net electric energy, whether in whole or in part, which reduction, curtailment or interruption is caused by or arises from the acts or omissions of any third party providing services or supplies to the party claiming force majeure, including any vendor or supplier to either party of materials, equipment, supplies or services, or any inability of JCP&L to deliver net electric energy to Williams Energy, unless, and then only to the extent that, any act or omission would itself be excused under the Power Purchase Agreement as a force majeure;

•                  Any outage, whether or not due to the Company’s fault or negligence, attributable to a defect or inadequacy in the manufacture, design or installation of its facility that prevents, curtails, interrupts or reduces the ability of its facility to generate net electric energy or the Company’s ability to perform its obligations under the Power Purchase Agreement;

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

Williams Energy will have the right to terminate the Power Purchase Agreement if the Company has declared a force majeure and the effect of said force majeure has not been fully corrected or alleviated within 18 months after the date said force majeure was declared. Williams Energy, however, will not have the right to terminate the Power Purchase Agreement if (i) the force majeure was caused by Williams Energy or (ii) the force majeure event does not prevent or materially limit Williams Energy’s ability to sell the Company’s facility net capacity into or through the PJM power pool market or to a third party.

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

•                  the Company sells or supplies net electric energy, ancillary services or capacity from the Company’s facility, or agrees to do the same, to any person or entity other than Williams Energy, without the prior approval of Williams Energy;

•                  our failure for 30 consecutive days to perform regular and required maintenance, testing or inspection of the interconnection facilities, the Company’s facility and/or other electric equipment and facilities where the failure is material;

•                  our failure for 30 consecutive days to correct or resolve a material violation of any code, regulation and/or statute applicable to the construction, installation, operation or maintenance of the Company’s facility, the interconnection facilities, protective gas apparatus or any other electric equipment and facilities required to be constructed and operated under the Power Purchase Agreement when the violation impairs the Company’s continued ability to perform its obligations under the Power Purchase Agreement;

•                  involuntary bankruptcy or insolvency of either party that continues for more than 60 days;

•                  voluntary bankruptcy or insolvency by either party;

•                  any modifications, alterations or other changes to the Company’s facility by or on its behalf which prevent the Company from fulfilling, or materially diminish its ability to fulfill, its obligations, duties, rights and responsibilities under the Power Purchase Agreement and which after reasonable notice and opportunity to cure, are not corrected;

•                  there will be outstanding for more than 60 days any unsatisfied final, non-appealable judgment against the Company in an amount exceeding $500,000, unless the existence of the unsatisfied judgment will not materially affect its ability to perform its obligations under the Power Purchase Agreement; and

•                  The AES Corporation will cease to own, directly or indirectly, beneficially and of record, at least 50 percent of the equity interests in the Company, or will cease to possess the power to direct or cause the direction of its company’s management or policies, or any person, other than The AES Corporation or an affiliate, authorized to act as a power marketer by FERC or any affiliate of the person will own, directly or indirectly, beneficially or of record, any of the equity interests in its company.

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

Security

The Power Purchase Agreement required the Company to provide $30 million of financial security for the Company’s performance and payment obligations prior to commercial operation and $10 million of financial security for its performance and payment obligations subsequent to the commercial operation date.  The Company may, at any time at its option, elect to either provide the financial security in the form of a guaranty of The AES Corporation or in the form of a single letter of credit, satisfactory to Williams Energy in form and substance, upon which Williams Energy may draw as specified in the Power Purchase Agreement.  If the financial security contains an expiration date, either express or implied, the Company will renew the financial security not later than 10 days prior to the expiration date and will provide written notice of the renewal to Williams Energy at the same time. If the Company fails to renew the financial security as set forth above, Williams Energy is entitled to demand and receive payment thereunder on or after three days after written notice of the failure is provided to us, and the amount drawn will be deposited in an interest-bearing escrow account.

The letter of credit referred to above must be issued by a financial institution that at all times during the term of the letter of credit meets and maintains the following criteria: (i) a U.S. or foreign bank rated “C” or better by Thompson Bankwatch; or (ii) a U.S. or foreign bank, surety company or financial institution whose senior debt has the rating listed below by two of the three rating agencies: Standard & Poor’s (“S&P”): “A-” or better; Moody’s: “A3” or better; Duff & Phelps: “A-” or better.  If the bank, surety company or financial institution fails to maintain the ratings criteria, then upon 30 days’ written notice from Williams Energy, the Company is required to obtain equivalent security from another bank, surety company or financial institution meeting the above stated criteria.

In order to satisfy this obligation, prior to the commercial operation date the Company provided a $30 million letter of credit which was reduced to $10 million on the commercial operation date.  This letter of credit will remain in effect during the term of the Power Purchase Agreement.

The payment obligations of The Williams Companies, Inc. under the guaranty were originally capped at an amount equal to approximately $510 million.  Beginning on January 1 of the first full year after the commercial operation date, this guaranty cap is reduced semiannually by a fixed amount which is based on the amortization of the company’s senior secured bonds during the applicable semiannual period.  As of December 31, 2004 the guaranty was capped at $501.4 million.  Pursuant to Section 18.3 of the Power Purchase Agreement, in the event that S&P or Moody’s rates the long-term senior unsecured debt of The Williams Companies, Inc. lower than investment grade, The Williams Companies, Inc. is required to supplement The Williams Companies, Inc. guaranty with additional alternative security that is acceptable to the Company within 90 days after the loss of such investment grade rating.  According to published sources, The Williams Companies, Inc.’s long term senior unsecured debt has been rated below investment grade since 2002 by both S&P and Moody’s.

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

Williams Energy made the Prepayment on November 14, 2002 and provided an additional $25 million of cash to the Company on January 6, 2003 as the alternative credit support.  As allowed by the Letter Agreement, Williams elected to have the $10 million Prepayment included as part of the alternative credit support. On September 24, 2004, Williams Energy posted a letter of credit and the Company returned the $25 million of alternative credit support. In the event that The Williams Companies, Inc. regains and maintains its investment grade status, provides a substitute guaranty of investment grade rating, or posts a letter of credit, the Company will be required to return the remaining $10 million alternative credit support to Williams Energy in accordance with the terms of the Letter Agreement as described above.  Williams Energy has notified the Company that it intends to post a letter of credit for the remaining $10 million in June 2005. Williams Energy will recoup the Prepayment by set-off, beginning in July 2005, of amounts owing to the Company under the Power Purchase Agreement. As of March 30, 2005, the Company had cash balances of approximately $40.0 million.  See “Item 7-Managements Discussion and Analysis of Financial Condition and Results of Operations -Liquidity and Capital Resources”.

Assignment

Generally, a party to the Power Purchase Agreement may not assign, transfer, pledge or otherwise encumber or dispose of any rights, duties, interests or obligations thereunder without the prior written consent of the other party except that (i) Williams Energy may, upon reasonable advance notice to us, assign its rights, duties and obligations under the Power Purchase Agreement to any of its affiliates or any other entity, provided that such affiliate or other entity’s long term unsecured debt at such time is rated investment grade by S&P and Moody’s or such affiliate or other entity’s obligations under the Power Purchase Agreement are guaranteed by an affiliate whose long-term unsecured debt at such time is rated investment grade by S&P and Moody’s and such assignee agrees to be bound by all of the terms and conditions on the Power Purchase Agreement to the same extent as Williams Energy, (ii) the Company may, upon reasonable advance notice to Williams Energy, assign the Power Purchase Agreement and any of its rights, interests, duties or obligations thereunder as collateral security to any Lender so long as the assignee agrees to be bound by all of the terms and conditions of the Power Purchase Agreement to the same extent as the Company in the event that such lender exercises its rights under such assignment and (iii) the Company may assign any of its rights, duties and obligations under the Power Purchase Agreement to any affiliate provided such affiliate assumes in writing all of the Company’s obligations under the Power Purchase Agreement and the guaranty of its performance as required by the Power Purchase Agreement remains in effect.

Construction Agreement

The Company entered into an Agreement for Engineering, Procurement and Construction Services, dated as of October 15, 1999, with WGI (as the successor contractor) under which WGI was required to perform services in connection with the design, engineering, procurement, site preparation and clearing, civil works, construction, start-up, training and testing and to provide all materials and equipment (excluding operational spare parts), machinery, tools, construction fuels, chemicals and utilities, labor, transportation, administration and other services and items (collectively and separately, the “services”) for the Company’s facility. Under a Guaranty in its favor, effective as of October 15, 1999, all of WGI’s obligations under the construction agreement are irrevocably and unconditionally guaranteed by Raytheon.

WGI filed for bankruptcy on May 14, 2001, however construction of the facility continued through a series of cooperative agreements executed by us, WGI and Raytheon. On November 9, 2001, the Bankruptcy Court approved WGI’s rejection of the construction agreement and the execution of the PCA by WGI and Raytheon. Additionally, on November 21, 2001, the Company and Raytheon entered into the Owner/Guarantor Supplemental Agreement pursuant to which (i) Raytheon and the Company acknowledged that, notwithstanding the rejection of the construction agreement by WGI, Raytheon would cause the project to be completed in accordance with the terms of the construction agreement pursuant to Raytheon’s performance guaranty obligations, and the construction agreement will have continuing applicability insofar as it defines (x) the obligations owed to the Company by Raytheon under its guaranty and (y) the Company’s obligations to Raytheon arising from the performance of those obligations, (ii) Raytheon (or their designees) was designated as the Company’s agent for purposes of administering the subcontracts and vendor contracts assigned by WGI to us, (iii) all future payments by the Company would be paid in accordance with the terms of the construction agreement directly to Raytheon, and (iv) Raytheon would indemnify the Company with respect to any claims arising out of the subcontracts and vendor contracts assumed by us.

Provisional acceptance of the facility was achieved on August 11, 2002 when the Company entered into a settlement agreement with Raytheon.  In return for provisional acceptance, Raytheon agreed to perform work identified in the punch list provided as part of the agreement.  Raytheon was also required to pay a $5 million settlement fee, minus outstanding milestones and change-orders for a net payment to the Company for $2.37 million, which it paid in 2002.  Raytheon must perform certain agreed upon completion items in order to obtain final acceptance.  See “Completion and Acceptance of the Company’s Project – Final Acceptance”.

Raytheon Services and Other Obligations

Raytheon must complete the Company’s project by performing or causing to be performed all of the agreed upon services. The services have included: engineering and design; construction and construction management; providing the Company design documents, instruction manuals, a project procedures manual and quality assurance plan; procurement of all materials, equipment and supplies and all contractor and subcontractor labor and manufacturing and related services; providing a spare parts list; providing all labor and personnel; obtaining all applicable permits; performing inspection, expediting, quality surveillance and traffic services; transporting, shipping, receiving and marshaling all materials, equipment and supplies and other items; providing storage for all materials, supplies and equipment and procurement or disposal of all soil and gravel (including remediation and disposal of specific hazardous materials); providing for design, construction and installation of electrical interconnection facilities (including electric metering equipment, automatic regulation equipment, protective apparatus and control system equipment) and reviewing other utility interconnections to the Company’s facility (including gas and water pipelines); performing performance tests; providing for start-up and initial operation functions; providing specified spare parts, waste disposal services, chemicals, consumables and utilities.

The services have also included: training the Company’s personnel prior to provisional acceptance; providing the Company and its designee with access to the site; obtaining additional necessary real estate rights; cleaning-up and waste disposal (including hazardous materials brought to the site by Raytheon or the subcontractors); submitting a project schedule and progress reports; paying of contractor taxes; making employee identification and security arrangements; protecting adjoining utilities and public and private lands from damage; paying appropriate royalties and license fees; providing final releases and waivers to us; posting collateral or providing other assurances if major subcontractors fail to furnish final waivers; maintaining labor relations and project labor agreements; providing further assurances; coordinating with other contractors; and causing Raytheon to execute and deliver the related guaranty.

As mentioned above, provisional acceptance was granted by the Company on August 11, 2002.  Raytheon must perform certain agreed upon completion items in order to obtain final acceptance.  See “Completion and Acceptance of the Company’s Project – Final Acceptance”.

Construction and Start-Up

Raytheon was required to perform certain services in accordance with prudent utility practices, generally accepted standards of professional care, skill, diligence and competence applicable to engineering, construction and project management practices, all applicable laws, all applicable permits, the real estate rights, the quality assurance plan, the electrical interconnection requirements, the environmental requirements and safety precautions set forth in the construction agreement, and all of the requirements necessary to maintain the warranties granted by the subcontractors under the construction agreement. Raytheon must perform the services in accordance with the Company’s project schedule and is obligated to cause:

•                  each construction progress milestone to be achieved on or prior to the applicable construction progress milestone date; and

•                  final acceptance of the Company’s facility on or before the guaranteed final acceptance date. See “Completion and Acceptance of the Company’s Project – Final Acceptance “.  Raytheon must perform the services so that its facility, when operated in accordance with the instruction manual and the Power Purchase Agreement operating requirements as of provisional acceptance and final acceptance, will comply with all applicable laws and applicable permits, the electrical interconnection requirements and the guaranteed emissions limits in accordance with the completed performance test requirements.

Contract Price and Payment

The adjusted contract price, including base scope changes through the date of the construction agreement, was $295.7 million and commencing on the construction commencement date was paid in installments in accordance with the payment and milestone schedule. The contract was adjusted as a result of scope changes. The prepayment funds were backed by a prepayment letter of credit in the Company’s favor. However, under the construction agreement, the bankruptcy filing by WGI on May 14, 2001 constituted an event of default under the construction agreement. Accordingly, the Company requested that the full available amount of such letter of credit be drawn upon and deposited in the construction account held by the collateral agent. The collateral agent made such drawing on May 4, 2001 in the amount of $95.8 million, which was the then outstanding amount of the prepayment letter of credit as it had been reduced by WGI’s achievement of construction milestones under the construction agreement. Subsequent to the termination of the prepayment arrangements with WGI, payments to WGI for achievement of construction milestones as specified in the construction agreement were made in accordance with the terms of the construction agreement.

Under the construction agreement, Raytheon was entitled to post a letter of credit in the amount of the then current retainage. On March 4, 2002, Raytheon provided the Company with a letter of credit in the amount of $29.5 million (which amount represented the outstanding amount of retainage under the construction agreement on the date the letter of credit was posted) and the Company paid Raytheon the amount of the retainage.  Raytheon has subsequently increased the amount of the letter of credit in proportion to the amounts which would otherwise be retained by the Company and the Company has paid Raytheon the corresponding amount of this retainage.  As of December 31, 2003, Raytheon had provided a letter of credit of approximately $30.8 million.  On August 26, 2004, the Company drew down approximately $30.3 million under a letter of credit posted by Raytheon pursuant to the terms of the EPC Agreement. Prior to this date, the Company had drawn $0.5 million on this letter of credit.  See “Completion and Acceptance of the Company’s Project – Final Acceptance.”

The Company’s Services

The Company’s responsibilities include: designating a representative for the Company’s project; furnishing Raytheon access to the site; securing specified real estate rights; providing specified start-up personnel; furnishing specified spare parts, water disposal services and consumables; providing permanent utilities for the start-up, testing and operation of the Company’s facility; providing raw and potable water arrangements; providing fuel supply arrangements; providing electrical interconnection facilities arrangements; furnishing approvals; administering third-party contracts; causing The AES Corporation to provide a pre-financial closing guaranty.

If the Company fails to meet any of the Company’s obligations under the construction agreement, then, to the extent that Raytheon was reasonably delayed in the performance of the services as a direct result thereof, an equitable adjustment to one or more of the contract price, the guaranteed completion dates, the construction progress milestone dates, the payment and milestone schedule and the Company’s project schedule, and, as appropriate, the other provisions of the construction agreement that may be affected thereby, will be made by agreement between the Company and Raytheon.

Completion and Acceptance of the Company’s Project

Mechanical Completion

Mechanical completion was achieved on August 13, 2002.

Performance Tests and Power Purchase Agreement Output Tests

Once mechanical completion was achieved, Raytheon was required to perform certain performance tests in accordance with criteria set forth in the construction agreement. Raytheon gave the Company notice of the performance tests, the Company arranged for the disposition of output during start-up and testing and Raytheon declared these performance tests complete since during the tests the operation of the Company’s facility complied with applicable laws, applicable permits, Guaranteed Emissions Limits and other required standards.  Although the performance test met the levels required for the commencement of commercial operations, they did not meet the levels guaranteed by Raytheon under the construction agreement.  Therefore, as provided by the construction agreement, Raytheon had been paying the Company interim rebates until their notice of final acceptance date of July 22, 2003, but the Company contends that these amounts should continue to be paid until the final acceptance date, which the Company contends has not yet occurred. Based on the Company’s interpretation of the contract, the Company expects that on the final acceptance date additional performance tests will be performed and if specified levels of heat rate and output are not met, Raytheon will be required to pay the Company a final lump-sum payment which will be based on the amount of the deficiency. Raytheon disputes the Company’s position since they contend that the final acceptance date has already occurred.  See “Final Acceptance”.

Provisional Acceptance

Provisional acceptance was achieved on August 11, 2002 and risk transfer occurred on August 13, 2002 when:

•                  Raytheon caused a completed performance test in which the Company’s facility demonstrated an average net electrical output of 95% (or higher) of the electrical output guarantee and 105% (or lower) of the gas-based heat rate guarantee; and

•                  our facility achieved the requirements of mechanical completion.

The independent engineer and the Company were satisfied that the provisional acceptance requirements had been met and delivered to Raytheon a provisional acceptance certificate on August 11, 2002.  The Company took possession and control of the Company’s facility and the Company is now solely responsible for the operation and maintenance of the facility although Raytheon continues to have reasonable access to its facility to complete the services.

Final Acceptance

Final acceptance will be achieved when:

•                  Raytheon has caused a completed performance test in accordance with the construction agreement to be concluded in which the Company’s facility demonstrates during the performance test an average net electrical output of 100% (or higher) of the electrical output guarantee and 100% (or lower) of the heat rate guarantee;

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

The reliability guarantee will have been achieved if and only if the Company’s facility demonstrates an average equivalent availability of not less than 95% while operating over a period of at least 30 consecutive days in accordance with applicable laws, applicable permits, the electrical interconnection requirements, the Power Purchase Agreement operating requirements, the guaranteed emissions limits, the instruction manual and the Power Purchase Agreement.

At any time after provisional acceptance of the Company’s facility has been achieved, Raytheon may, after exhausting all reasonable repair and replacement alternatives in order to achieve the applicable performance guarantees for final acceptance, and so long as that the reliability guarantee will have been achieved, give to the Company notice of its intention to elect to declare final acceptance. In that event, Raytheon may elect to use the results of the most recent eligible completed performance test for the purpose of determining the Company’s facility’s level of achievement of the performance guarantees.  Final acceptance will be deemed effective as of the last to occur of (i) the date of the Company’s receipt of the declaration and report of the final completed performance test, or, as applicable, the most recent completed performance test and (ii) the effective date of the achievement of the reliability guarantee.

If on or before the guaranteed final acceptance date (i) the Company’s facility has achieved provisional acceptance and (ii) the reliability guarantee has been achieved, then final acceptance of its facility will be deemed to occur on the guaranteed final acceptance date.

The guaranteed final acceptance date was originally required to occur 13.5 months after the guaranteed provisional acceptance date as defined under the construction agreement, but on March 8, 2003 the Company entered into a letter agreement with Raytheon pursuant to which the Company agreed to extend the guaranteed final acceptance date to June 30, 2003.  Raytheon gave notice of Final Acceptance on July 22, 2003 based on its July 8, 2003 performance test.  On July 31, 2003, the Company received a letter from the project’s independent engineer stating that it could not support Raytheon’s claim of final acceptance and it did not consider the July 8, 2003 performance test valid.  In making this assessment, the independent engineer cited, among other reasons, (i) modifications made to certain equipment in performance of the July 8 performance test which would adversely impact the operations of the plant and other pieces of equipment and (ii) Raytheon’s failure to demonstrate compliance with guaranteed emissions limits.  On August 1, 2003, the Company rejected Raytheon’s claim of final acceptance.  This rejection was based upon Raytheon’s failure to meet the conditions for final acceptance provided for in the EPC contract. On August 7, 2003, the Company received a response from Raytheon in which Raytheon claims that the Company’s rejection of the final acceptance is invalid and improper.

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

On October 28, 2004, the Company received a complaint filed by Raytheon in the State of New York. In the complaint, Raytheon is seeking to recover $30,302,269, which represents the amount Red Oak drew down on the letter of credit on August 26, 2004, attorneys’ fees and costs, and also to recover up to $110 million of net expense Raytheon claims to have incurred in good faith under the governing guaranty and construction agreements.  The Company filed an answer and counterclaim on December 13, 2004, in which it denied liability to Raytheon, asserted various defenses and countersued Raytheon for breach of the EPC Agreement and Settlement Agreement, breach of express warranties under the EPC Agreement, and fraudulent misrepresentation and concealment.  The Company claimed damages of not less than $140 million and attorneys’ fees and costs to the extent allowable.  Raytheon moved to dismiss the Company’s fraudulent misrepresentation and concealment claim and to limit the Company’s damages on January 14, 2005.  The Company filed its opposition to the motion to dismiss and also filed an amended counterclaim on February 18, 2005. Thereafter, Raytheon agreed to withdraw its motion to dismiss.  On March 4, 2005, Raytheon filed a motion for summary judgment that seeks the return of $16,311,711 of the Letter of Credit draw.  The Company has not yet filed its opposition to the motion, and Raytheon has not yet filed an answer to the amended counterclaim. The Company has recorded the $30.3 million as a current liability, but has not accrued any additional amounts with respect to Raytheon’s claims.  The Company believes it has meritorious defenses to the claims asserted by Raytheon against it and intends to defend the lawsuit and pursue its counterclaims vigorously.

Project Completion

Project completion will be achieved under the construction agreement when:

•                  Final acceptance of the Company’s facility will have occurred and the performance guarantees with respect to its facility will have been achieved (or in lieu of achievement of the performance guarantees, applicable rebates under the construction agreement will have been paid, or the Company will have elected final acceptance);

•                  The reliability guarantee will have been achieved;

•                  Raytheon will have demonstrated during the completed performance test that the operation of the Company’s facility does not exceed the guaranteed emissions limits;

•                  The requirements for achieving mechanical completion of the Company’s facility will continue to be met;

•                  The punch list items will have been completed in accordance with the construction agreement; and

•                  Raytheon will have performed all of the services, other than those services, such as Raytheon’s warranty obligations, which by their nature are intended to be performed after project completion.

When Raytheon believes that it has achieved project completion, it will deliver to the Company a notice of project completion. If the Company is satisfied that the final acceptance requirements have been met, the Company will deliver to Raytheon a project completion certificate. If reasonable cause exists for doing so, the Company will notify Raytheon in writing that project completion has not been achieved, stating the reasons therefore. If the Company’s project completion has not been achieved as so determined by us, Raytheon will promptly take the action or perform the additional services as will achieve project completion and will issue to the Company another notice of project completion. The procedure will be repeated as necessary until project completion is achieved.

Raytheon will be obligated to achieve project completion within 90 days after final acceptance of the Company’s facility. If Raytheon does not achieve its project completion on or before the Company’s project completion deadline or if the Company determines that Raytheon is not proceeding with all due diligence to complete the services in order to achieve project completion by the deadline, the Company may retain another contractor to complete the work at contractor’s expense.

As a result of the Company’s ongoing disagreement with Raytheon regarding final acceptance, project completion has not yet occurred.

Price Rebate for Failure to Meet Guarantees

Completion Dates

Raytheon guaranteed that (i) provisional acceptance or final acceptance of the Company’s facility will be achieved on or before the guaranteed provisional acceptance date and (ii) final acceptance of the Company’s facility will be achieved on or before the guaranteed final acceptance date.

If neither provisional acceptance nor final acceptance of the Company’s facility occurred by the date that is 50 days after the guaranteed provisional acceptance date, Raytheon was obligated to pay the Company $108,000 per day as liquidated damages, for each day provisional acceptance or final acceptance is later than the guaranteed provisional acceptance date. The aggregate amount of such payments that Raytheon is obligated to make is limited to 13% of the adjusted contract price (approximately $40 million). Since neither provisional nor final acceptance had occurred within 50 days of the guaranteed provisional acceptance date of February 14, 2002, Raytheon began to pay the Company scheduled late completion payments beginning on April 6, 2002 and ending on August 10, 2002 (the day prior to the provisional acceptance date).  A total of $14 million in liquidated damages was received in 2002, and no amounts were received in 2003 or 2004.

Pursuant to the construction agreement, if neither provisional acceptance nor final acceptance of the Company’s facility occurred on or before the date that was 90 days after the guaranteed provisional acceptance date, Raytheon was required to submit for approval by the Company and the independent engineer a plan to accelerate the performance of the services as necessary in order to achieve final acceptance of the Company’s facility by the guaranteed final acceptance date. Raytheon submitted the required plan which was subsequently approved by the Company and the independent engineer.

Performance Guarantees

Electrical Output

Under the construction contract, if the average net electrical output of the Company’s facility at provisional acceptance or interim acceptance, whichever is the earlier to occur, is less than the electrical output guarantee, then Raytheon must pay us, as a rebate and not as liquidated damages, for each day during the interim period, an amount equal to $0.22 per day for each kilowatt by which the average net electrical output is less than the electrical output guarantee.  During performance testing, the Company’s output was calculated to be 13,370 kilowatts less than the electrical output guarantee.  Accordingly, the Company’s daily charge for this amount has been calculated at $2,941.40 per day. Raytheon had been paying the Company this amount until their notice of final acceptance date of July 22, 2003, but the Company is disputing this claim of final acceptance and contends that these amounts should continue to be paid until the final acceptance date. See “Final Acceptance”.

Upon final acceptance, if the average net electrical output of the Company’s facility during the completed performance test is less than the electrical output guarantee, then Raytheon must pay us, as a bonus, an amount equal to $520 for each kilowatt by which the average net electrical output is less than the guarantee minus any interim rebates paid or to be paid by Raytheon.

Heat Rate Guarantees

If the average net heat rate of the Company’s facility at provisional acceptance or interim acceptance, if having occurred before final acceptance, exceeds the heat rate guarantee, then Raytheon must pay us, as a rebate and not as liquidated damages, for each day during the interim period, an amount equal to $46 per day for each BTU/KwH by which the measured net heat rate is greater than the heat rate guarantee.

Upon final acceptance, if the net heat rate of the Company’s facility during the completed performance test exceeds the heat rate guarantee, then Raytheon will pay us, as a rebate, a lump sum amount equal to $110,000 for each BTU/KwH by which the measured heat rate is greater than the heat rate guarantee minus any interim rebates paid or to be paid by Raytheon.

As of December 31, 2004, Raytheon owed approximately $65,000 in rebates that were invoiced in 2003.  This amount is reflected in accounts receivable at December 31, 2004.  The Company did not invoice interim rebates in 2004, pending resolution of the Final Acceptance date with Raytheon.

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

Consequential Damages

Neither party nor any of its contractors, subcontractors or other agents providing equipment, material or services for the Company’s project will be liable for any indirect, incidental, special or consequential loss or damage of any type.

Aggregate Liability of Contractor

The total aggregate liability of Raytheon and any of its subcontractors, including, without limitation, liabilities described above, to the Company will not in any event exceed an amount equal to the contract price for liability due to events occurring before the provisional acceptance date or 40% of the contract price for liability due to events occurring after the provisional acceptance date; however, the limitation of liability will not apply to obligations to remove liens or to make indemnification payments.

Warranties and Guarantees

Raytheon warrants and guarantees that during the applicable warranty period:

•                  all machinery, equipment, materials, systems, supplies and other items comprising the Company’s project will be new and of first-rate quality which satisfies utility-grade standards and in accordance with prudent utility practices and the specifications set forth in the construction agreement, suitable for the use in generating electric energy and capacity under the climatic and normal operating conditions and free from defective workmanship or materials;

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

If the Company notifies Raytheon within 30 days after the expiration of the applicable warranty period of any defects or deficiencies discovered during the applicable warranty period, Raytheon will promptly reperform any of the services at its own expense to correct any errors, omissions, defects or deficiencies and, in the case of defective or otherwise deficient machinery, equipment, materials, systems supplies or other items, replace or repair the same at its own expense. Raytheon warrants and guarantees that, to the extent the Company has made all payments then due to Raytheon, title to the Company’s facility and all work, materials, supplies and equipment will pass to the Company free and clear of all liens, other than any permitted liens. Other than the warranties and guarantees provided in the construction agreement there are no other warranties of any kind, whether statutory, express or implied relating to the services.

Upon notification from the Company no later than 30 days after the expiration of the applicable warranty period of any defects or deficiencies in the Company’s project or any component thereof, the Company will, subject to the provisions of the construction agreement, make the Company’s facility or the subject equipment available to Raytheon for Raytheon to re-perform, replace or, at Raytheon’s option, repair the same at Raytheon expense so that it is in compliance with the standards warranted and guaranteed, all in accordance with the construction agreement.

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

Scope Changes

The Company may order scope changes to the services, in which event one or more of the contract price, the construction progress milestone dates, the guaranteed completion dates, the payment and milestone schedule, the Company’s project schedule and the performance guarantees will be adjusted accordingly, if necessary. All scope changes will be authorized by a scope change order and only the Company or its representative may issue scope change orders.

As soon as Raytheon becomes aware of any circumstances which Raytheon has reason to believe may necessitate a scope change, Raytheon will issue to the Company a scope change order notice at Raytheon’s expense. If the Company desires to make a scope change, in response to a scope change order notice or otherwise, the Company will submit a scope change order request to Raytheon. Raytheon will promptly review the scope change order request and notify the Company in writing of the options for implementing the proposed scope change and the effect, if any, each option would have on the contract price, the guaranteed completion dates, the construction progress milestone dates, the payment and milestone schedule, the Company’s project schedule and the performance guarantees.

No scope change order will be issued and no adjustment of the contract price, the guaranteed completion dates, the construction progress milestone dates, the payment and milestone schedule, the Company’s project schedule or the performance guarantees will be made in connection with any correction of errors, omission, deficiencies, or improper or defective work on the part of Raytheon or any subcontractors in the performance of the services. Changes due to changes in applicable laws or applicable permits occurring after the date of the construction agreement will be treated as scope changes.

Effect of Force Majeure Event

If and to the extent that any force majeure events affect Raytheon’s ability to meet the guaranteed completion dates, or the construction progress milestone dates, an equitable adjustment in one or more of the dates, the payment and milestone schedule and the Company’s project schedule will be made by agreement of the Company and Raytheon. No adjustment to the performance guarantees and, except as otherwise expressly set forth below, the contract price will be made as a result of a force majeure event. If Raytheon is delayed in the performance of the services by a force majeure event, then:

•                  to the extent that the delay(s) are, in the aggregate, 60 days or less, Raytheon will absorb all of its costs and expenses resulting from said delay(s); and

•                  to the extent that the delay(s) are, in the aggregate, more than 60 days, Raytheon will be reimbursed by the Company for those incremental costs and expenses resulting from said delay(s) which are incurred by Raytheon after said 60-day period.

Price Change

An increase or decrease in the contract price, if any, resulting from a scope change requested by the Company or made under the construction contract will be determined by mutual agreement of the parties.

Continued Performance Pending Resolution of Disputes

Notwithstanding any dispute regarding the amount of any increase or decrease in Raytheon’s costs with respect to a scope change, Raytheon will proceed with the performance of the scope change promptly following the Company’s execution of the corresponding scope change order.

Hazardous Materials

If hazardous materials were not identified in an environmental site assessment report delivered by the Company to Raytheon prior to the commencement date and were not brought onto the site by Raytheon or any of its subcontractors, then Raytheon will be entitled to a scope change under the construction agreement.

Risk of Loss

Since the risk transfer date with respect to the Company’s facility, the Company bear all risk of loss and full responsibility for repair, replacement or reconstruction with respect to any loss, damage or destruction to its facility.

Termination

Termination for the Company’s Convenience

The Company may for its convenience terminate any part of the services or all remaining services at any time upon 30 days’ prior written notice to Raytheon specifying the part of the services to be terminated and the effective date of termination. The Company may elect to suspend completion of all or any part of the services upon 10 days’ prior written notice to Raytheon, or, in emergency situations, upon prior notice as circumstances permit.

Termination by Raytheon

If the Company fails to pay to Raytheon any payment and the failure continues for 30 days, then (i) Raytheon may suspend its performance of the services upon 10 days’ prior written notice to us, which suspension may continue until the time as the payment, plus accrued interest thereon, is paid to Raytheon, and/or (ii) if the payment has not been made prior to the commencement of a suspension by Raytheon under clause (i) above, Raytheon may terminate the construction agreement upon 60 days’ prior written notice to us; however, the termination will not become effective if the payment, plus accrued interest thereon, is made to Raytheon prior to the end of the notice period. If the suspension occurs, an equitable adjustment to one or more of the contract price, the guaranteed completion dates, the construction progress milestone dates, the payment and milestone schedule and the Company’s project schedule, and, as appropriate, the other provisions of the construction agreement that may be affected thereby, will be made by agreement between the Company and Raytheon. If the Company has suspended completion of all or any part of the services in accordance with the construction agreement for a period in excess of 365 days in the aggregate, Raytheon may, at its option, at any time thereafter so long as the suspension continues, give written notice to the Company that Raytheon desires to terminate the construction agreement. Unless the Company orders Raytheon to resume performance of the suspended services within 15 days of the receipt of the notice from Raytheon, the suspended services will be deemed to have been terminated by the Company for the Company’s convenience. If the occurrence of one or more force majeure events prevents Raytheon from performing the services for a period in the aggregate of 720 days, either party may, at its option, give written notice to the other party of its desire to terminate the construction agreement.

Consequences of Termination

•                  Upon any termination, the Company may, so long as the termination is pursuant to any default Raytheon will have been paid all amounts due and owing to it under the construction agreement, which will not be deemed to constitute a waiver by Raytheon of any rights to payment it may have as a result of a non-default related termination in the event of a termination pursuant to a default, at the Company’s option elect to have itself, or its designee, which may include any other affiliate or any third-party purchaser, (i) assume responsibility for and take title to and possession of the Company’s project and any or all work, materials or equipment remaining at the site and (ii) succeed automatically, without the necessity of any further action by Raytheon, to the interests of Raytheon in any or all items procured by Raytheon for the Company’s project and in any and all contracts and subcontracts entered into between Raytheon and any subcontractor with respect to the equipment specified in the construction agreement, and with respect to any or all other subcontractors selected by the Company which are materially necessary to the timely completion of the Company’s project, Raytheon will use all reasonable efforts to enable the Company, or the Company’s designee, to succeed to Raytheon’s interests thereunder.

•                  If any termination occurs, the Company may, without prejudice to any other right or remedy it may have, at its option, finish the services by whatever method the Company may deem expedient.

Surviving Obligations

Termination of the construction agreement (i) will not relieve either party of any obligation with respect to the confidentiality of the other party’s information, (ii) will not relieve either party of any obligation which expressly or by implication survives termination of the construction agreement and (iii) except as otherwise provided in any provision of the construction agreement expressly limiting the liability of either party, will not relieve either party of any obligations or liabilities for loss or damage to the other party arising out of or caused by acts or omissions of the party prior to the effectiveness of the termination or arising out of the termination, and will not relieve Raytheon of its obligations as to portions of the services already performed or as to obligations assumed by Raytheon or the Company prior to the date of termination.

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

The Company’s Rights and Remedies

If Raytheon is in default of its obligations, the Company will have any or all of the following rights and remedies, in addition to any other rights and remedies that may be available to the Company under the construction agreement or at law or in equity, and Raytheon will have the following obligations:

•                  The Company may, without prejudice to any other right or remedy the Company may have under the construction agreement or at law or in equity, terminate the construction agreement in whole or in part immediately upon delivery of notice to Raytheon. In case of the partial termination, the parties will mutually agree upon a scope change order to make equitable adjustments, including the reduction and/or deletion of obligations of the parties commensurate with the reduced scope Raytheon will have after taking into account the partial termination, to one or more of the guaranteed completion dates, the construction progress milestone dates, the contract price, the payment and milestone schedule, the Company’s project schedule, the performance guarantees and the other provisions of the construction agreement which may be affected thereby, as appropriate. If the parties are unable to reach mutual agreement as to said scope change order and the dispute resolution procedures set forth in the construction agreement are invoked, the procedures will give due consideration to customary terms and conditions under which Raytheon has entered subcontracts with third party prime contractors covering services substantially similar to those services which are not being terminated.

•                  If requested by us, Raytheon must withdraw from the site, must assign to the Company such of contractor’s subcontracts, to the extent permitted therein, as the Company may request, and must remove the materials, equipment, tools and instruments used by, and any debris and waste materials generated by, Raytheon in the performance of the Services as the Company may direct, and we, without incurring any liability to Raytheon, other than the obligation to return to Raytheon at the completion of the Company’s project the materials that are not consumed or incorporated into the Company’s project, solely on an “as is, where is” basis without any representation or warranty of any kind whatsoever, may take possession of any and all designs, drawings, materials, equipment, tools, instruments, purchase orders, schedules and facilities of Raytheon at the site that the Company deems necessary to complete the services.

Assignment

The parties shall have no right to assign or delegate any of their respective rights or obligations under the construction agreement either voluntarily or involuntarily or by operation of law, except that the Company may, without Raytheon’s approval, assign any or all of its rights under the construction agreement (a) as collateral security to the financing parties and (b) to any transferee of the Company’s project or a substantial portion of its project so long as such assignee has financial and operational capabilities that are either substantially similar to the Company’s at the time or otherwise are such that the assignment could not reasonably be expected to have a material adverse effect on Raytheon’s rights and obligations under the construction agreement.

Maintenance Services Agreement

The Company has entered into the Maintenance Program Parts, Shop Repairs and Scheduled Outage Technical Field Assistance (“TFA”) Services Contract (the “Maintenance Services Agreement”), dated as of December 8, 1999, with Siemens Westinghouse by which Siemens Westinghouse will provide the Company with, among other things, combustion turbine parts, shop repairs and scheduled outage technical field assistance services.  The fees assessed by Siemens Westinghouse will be based on the number of Equivalent Base Load Hours (“EBH”) or Equivalent Starts (“ES”), accumulated by the applicable Combustion Turbine as adjusted for inflation. The Company has received approximately $11.0 million in rotable spare parts under this agreement.  This amount is recorded as Spare Parts Inventory, under Property, Plant and Equipment, and the remaining amount owed as current and long-term liabilities in the accompanying balance sheets.

The maintenance services agreement became effective on the date of execution and unless terminated early, will terminate upon completion of shop repairs performed by Siemens Westinghouse following the twelfth scheduled outage of the applicable combustion turbine or sixteen years from the date of execution, whichever occurs first, unless the Company exercises its right to terminate the agreement after the first major outage of the turbines. The estimated timeframe for the completion of the first major outages is 2011.

Scope of Work

During the term of the maintenance services agreement, and in accordance with the scheduled outage plan, Siemens Westinghouse is required to do the following:

•                  deliver the type and quantity of new program parts for installation of the combustion turbine;

•                  repair/refurbish program parts and equipment for the combustion turbine;

•                  provide miscellaneous hardware;

•                  provide the Company with material safety data sheets for all hazardous materials Siemens Westinghouse intends to bring/use on the site;

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

The Company is responsible for, among other things:

•                  storing and maintaining parts, materials and tools to be used in or on the combustion turbine;

•                  maintaining and operating the combustion turbine consistently with the warranty conditions;

•                  ensuring that the Company’s operator and maintenance personnel are properly trained;

•                  transporting program parts in need of repair/refurbishing; and

•                  providing Siemens Westinghouse, on a monthly basis, with the number of equivalent starts and the number of equivalent base hours incurred by each combustion turbine.

The Company and Siemens Westinghouse will continue to jointly develop the scheduled outage plan. The scheduled outage plan will be consistent with the terms and conditions of the Power Purchase Agreement.

Early Replacement

If it is determined that due to normal wear and tear a program part(s) for the combustion turbine has failed or will not last until the next scheduled outage, and the part has to be repaired before the scheduled replacement period, Siemens Westinghouse will replace the program part by moving up a new program part which is otherwise scheduled to be delivered at a later date. The contract price for the replacement will not be affected if the replacement date is less than or equal to one year earlier than the scheduled outage during which the program part was scheduled to be replaced. If the actual replacement date for a program part is more than one year earlier than the scheduled outage at which point the program part was scheduled to be replaced, the early replacement will result in an adjustment to the payment schedule. Siemens Westinghouse has the final decision with regard to the replacement or refurbishment associated with any program part. If the Company disputes Siemens Westinghouse’s decision, the Company may seek to resolve the dispute in accordance with the dispute resolution procedures discussed below.

Parts Life Credit

After applicable warranty periods set forth in the maintenance services agreement and the construction agreement, Siemens Westinghouse will provide a parts life credit if a program part requires replacement due to normal wear and tear prior to meeting its expected useful life. Siemens Westinghouse has the final decision with regard to actual parts life and the degree of repair or refurbishment associated with any program parts. The parts life credit will be calculated in terms of EBH’s and ES’s. The price of the replacement part will be adjusted for inflation. If the Company disputes Siemens Westinghouse’s decision, the Company may seek to resolve the dispute in accordance with the dispute resolution procedures discussed below.

Contract Price and Payment Terms

Siemens Westinghouse will invoice the Company monthly and payments are then due within 25 days. The fees assessed by Siemens Westinghouse will be based on the number of EBH’s or ES’s accumulated by the applicable combustion turbine as adjusted for changes in the consumer price index. The contract price will be the aggregate number of fees as adjusted plus any additional payment amount mutually agreed to by the parties under a change order.

Unscheduled Outages and Unscheduled Outage Work

If during the term of the maintenance services agreement an unscheduled outage occurs resulting from (i) the non-conformity of new program parts; (ii) the failing of a shop repair; (iii) a program part requiring replacement due to normal wear and tear prior to achieving its expected life in terms of EBH’s or ES’s; or (iv) the failure of a service, performed by Siemens Westinghouse, the Company will hire Siemens Westinghouse, to the extent not supplied by Siemens Westinghouse as a warranty remedy under Siemens Westinghouse’s warranties under the maintenance services agreement, to supply any additional parts, miscellaneous hardware, shop repairs and TFA Services under a change order. The Company will be entitled to any applicable parts life credit with respect to program parts as well as a discount for TFA Services. If the unscheduled outage occurs within a specified number of EBH’s of a scheduled outage and it was anticipated that the additional parts, miscellaneous hardware, shop repairs and TFA Services to be used in the unscheduled outage were to be used during the upcoming scheduled outage, the upcoming scheduled outage will be moved up in time to become the unscheduled outage/moved-up scheduled outage. The Company will not be required to pay any additional money for the program parts, miscellaneous hardware, shop repairs and TFA Services.

If any program parts are delivered by Siemens Westinghouse within 15 days of receipt of the change order, the Company will pay to Siemens Westinghouse the price for the program part set forth in the maintenance services agreement plus a specified percentage.

Any program part delivered after 30 days of the change order will cost the Company the price set forth in the maintenance services agreement minus a specified percentage.

The remedies set forth in the maintenance services agreement, and discounts on any TFA Services purchased by the Company from Siemens Westinghouse will constitute Siemens Westinghouse’s sole liability and the Company’s exclusive remedies for unscheduled outages whether its claims are based in contract, in tort, or otherwise. If Siemens Westinghouse fails to send a TFA Services representative by the end of the second day following written receipt of the unscheduled outage, the Company may hire another qualified person, at its cost, to perform the work. If the hired party proceeds to disassemble the combustion turbine to determine the case of the unscheduled outage and Siemens Westinghouse still has not provided personnel to assist with the inspection, the Company can elect to terminate the maintenance services agreement on the basis that Siemens Westinghouse has failed to perform a material obligation.

Changes in Operating Restrictions

The maintenance services agreement requires that each combustion turbine will be operated in accordance with the requirements of the Power Purchase Agreement and prudent utility practices, with 8,000 EBH’s/year and 250 ES/ year by using natural gas and water. Should the actual operations differ from these operating parameters which causes a scheduled outage to be planned/performed earlier or later than as expected, then, under a change order, an adjustment in the scope, schedule, and price will be made.

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

In addition, Siemens Westinghouse warrants that any program part removed during a scheduled outage and delivered by the Company to the designated facility for repair will be repaired and delivered by Siemens Westinghouse within 26 weeks. If Siemens Westinghouse does not deliver the program part within this time frame or does not provide a new program part in lieu of the program part being shop repaired and an outage occurs which requires such a program part, Siemens Westinghouse will pay the Company liquidated damages for each day the program part is not repaired and delivered the aggregate of which liquidated damage payments will not exceed a maximum annual cap. If upon reaching the maximum cap on aggregate liquidated damages, Siemens Westinghouse still has not repaired and delivered the program part, the Company may elect to terminate the maintenance services agreement because Siemens Westinghouse will be considered to have failed to perform its material obligations.

Except for the express warranties set forth in the maintenance services agreement, Siemens Westinghouse makes no other warranties or representations of any kind. No implied statutory warranty of merchantability or fitness for a particular purpose applies.

The warranties provided by Siemens Westinghouse are conditioned upon (i) the Company’s receipt, handling, storage, operation and maintenance of the Company’s project, including any program parts and miscellaneous hardware, being done in accordance with the terms of the combustion turbine instruction manuals; (ii) operation of the combustion turbine in accordance with the terms of the maintenance services agreement; (iii) repair of accidental damage done consistently with the equipment manufacturer’s recommendations; (iv) the Company’s providing Siemens Westinghouse with access to the site to perform its services under the maintenance services agreement; and (v) hiring Siemens Westinghouse to provide TFA Services, program parts, shop repairs and miscellaneous hardware required to dissemble, repair and reassemble the combustion turbine.

Termination

The Company may terminate the maintenance services agreement if (i) specific bankruptcy events affecting Siemens Westinghouse occur; (ii) Siemens Westinghouse fails to perform or observe in any material respect any provision in the maintenance services agreement and fails to (a) promptly commence to cure and diligently pursue the cure of the failure or (b) remedy the failure within 45 days after Siemens Westinghouse receives written notice of the failure; (iii) the Company terminates the construction agreement due to Raytheon’s default thereunder or due to the Company’s inability to obtain construction financing or environmental operating permits; or (iv) Raytheon terminates the construction agreement for any reason other than the Company’s default thereunder. Notwithstanding the foregoing, the Company may terminate the maintenance services agreement at any time for convenience following the completion of the first major outage of both combustion turbine generators. In addition, the maintenance services agreement will automatically terminate if (i) the Company terminates the construction agreement for reasons other than (a) the default of Raytheon and (b) the Company’s inability to obtain permits for the Company’s project or (ii) Raytheon terminates the construction agreement for the Company’s default thereunder.

If such termination occurs, Siemens Westinghouse will discontinue any work or services being performed and continue to protect the Company’s property. Siemens Westinghouse will transfer title to the Company and deliver any new program parts and miscellaneous hardware already purchased by the Company. The Company will pay Siemens Westinghouse those amounts owed at the time of termination.

Siemens Westinghouse may also terminate the maintenance services agreement if: (i) the Company fails to make payments or (ii) specific bankruptcy events affecting the Company occur. Siemens Westinghouse cannot terminate the maintenance services agreement if the Company pays outstanding amounts due within 90 days. Upon termination, Siemens Westinghouse will stop all work, place no additional orders, protect the Company’s property and deliver the property to the Company upon the Company’s instructions. Siemens Westinghouse will be entitled to payment for work performed up until its termination of the maintenance services agreement, and to all outstanding fees and reasonable costs associated with the termination.

Limitation of Liability

Each party agrees that, except to the extent liquidated damages provided in the maintenance services agreement are so considered, neither Siemens Westinghouse, nor its suppliers, nor will the Company under any circumstances be liable for: any indirect, special, incidental or consequential loss or damage whatsoever; damage to or loss of property or equipment; loss of profits or revenues; loss of use of material, equipment or power system; increased costs of any kind, including but not limited to capital cost, fuel cost and cost of purchased or replacement power, or claims of the Company’s customers.

The Company agrees that the remedies provided in the maintenance services agreement are exclusive and that under no circumstances will the total aggregate liability of Siemens Westinghouse during a given year exceed 100% of the contract price payable to Siemens Westinghouse for that given year under the maintenance services agreement. The Company further agrees that under no circumstances will the total aggregate liability of Siemens Westinghouse for liquidated damages during a given year exceed a specified percentage of the contract price payable to Siemens Westinghouse for that given year under the maintenance services agreement. The Company further agrees that under no circumstances will the total aggregate liability of Siemens Westinghouse exceed a specified percentage of the contract price payable to Siemens Westinghouse under the maintenance services agreement.

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

If a delay in performance is excusable due to a force majeure, the date of delivery or time for performance of the work will be extended by a period of time reasonably necessary to overcome the effect of the force majeure and if the force majeure lasts for a period longer than 30 days and the delay directly increases Siemens Westinghouse’s costs or expenses, the Company, after reviewing Siemens Westinghouse’s additional direct costs and expenses, will reimburse Siemens Westinghouse for its reasonable additional direct costs and expenses incurred after 30 days from the beginning of the force majeure resulting from said delay.

Environmental Compliance

Siemens Westinghouse will indemnify the Company from any fines, penalties, expense, loss or liability, including the costs of clean-up, incurred by the Company as a result of (i) Siemens Westinghouse’s failure to meet its obligations under the maintenance services agreement or (ii) any spills of hazardous waste or oil, petroleum or petroleum products to the environment which are attributable to and occur during Siemens Westinghouse’s performance, or the performance of its contractors or subcontractors, of the workscope obligations at the site under the maintenance services agreement.

The Company will indemnify Siemens Westinghouse from any fines, penalties, expense, loss or liability incurred by Siemens Westinghouse as a result of the Company’s failure to meet its obligations under the maintenance services agreement. The Company will have no responsibility or liability with regard to any hazardous waste or oil, petroleum or petroleum products which were spilled by Siemens Westinghouse, or any other of its contractors or subcontractors performing workscope obligations at the site.

Fleetwide Issue Notification

During the term of this agreement, if Siemens Westinghouse becomes aware of a fleetwide issue involving the Siemens Westinghouse 501F combustion turbine which may have a deleterious effect on the Company’s combustion turbines, Siemens Westinghouse will, within a reasonable time of becoming aware of the fleetwide issues, notify the Company thereof, and if the fleetwide issue requires an additional repair or replacement of a program part or miscellaneous hardware to be performed, the additional repair or replacement will be performed in accordance with the provisions of the maintenance services agreement.

Interconnection Agreement

The Company has entered into a Generation Facility Transmission Interconnection Agreement, dated as of April 27, 1999 with JCP&L, for the installation, operation and maintenance of the facilities necessary to interconnect the Company’s facility to JCP&L’s transmission system. Under the interconnection agreement, the Company and JCP&L constructed, own, operate and maintain the interconnection facilities. The Company is responsible for all of the costs of construction, operation and maintenance of the interconnection facilities, including those owned by JCP&L. The Company has been importing electricity from the transmission system to support commissioning of the facility since July 2001 and the interconnection facilities have exported power to the transmission system since that time.  At December 31, 2002, the interconnection facilities and protective gas apparatus needed to generate and deliver net electric and/or ancillary services to the electric delivery point had been completed as required under the Power Purchase Agreement.

Company Market-Based Tariff Petition

FERC approval of the Company’s market-based tariff petition was received on June 22, 2001.

JCP&L’s Obligations

The Company has entered into an interconnection installation agreement, by which JCP&L has installed, at the Company’s cost and expense, the JCP&L interconnection facilities. The JCP&L interconnection facilities, together with the facilities that the Company has installed, are necessary to allow the interconnection of the Company’s facility with the transmission system of JCP&L. The JCP&L interconnection facilities which include, but are not limited to, certain substation protective relaying equipment and two 230 kV 2-cycle circuit breakers, are owned, maintained and operated by JCP&L, at the Company’s cost and expense. The remainder of the interconnection facilities have been installed and are owned, maintained and operated by the Company.

JCP&L has completed the installation of the JCP&L interconnection facilities necessary to permit the Company to meet the Company’s construction agreement requirement to energize the switch yard and commence commissioning of the Company’s facility.  The Company has been importing electricity from the transmission system to support commissioning of the facility since July 2001 and the interconnection facilities have exported power to the transmission system since that time.  The cost of these interconnection facilities was approximately $5.1 million, and is included on the balance sheet as property, plant and equipment.

The Company’s Obligations

The Company has installed and owns, operates and maintains a portion of the interconnection facilities, including, but not limited to, a 230 kV switchyard, including generator step up transformers, instrument transformers, revenue metering, power circuit breakers, control and protective relay panels, supervisory control and data acquisition equipment, and protective relaying equipment.

The Company is obligated to give prior notice to JCP&L before undertaking any additions, modifications or replacements to the Company’s facility or its interconnection facilities that will increase the generating capacity of the Company’s facility or could reasonably be expected to affect the transmission system, the JCP&L Interconnection Facilities or the operation of the Company’s facility. The Company must reimburse JCP&L for all costs incurred by JCP&L associated with any modifications, additions or replacements that it must make to the transmission system or the JCP&L Interconnection Facilities, as reasonably required by JCP&L, in connection with the Company’s proposed addition, modification or replacement at the Company’s facility. The Company is obligated to modify its portion of the interconnection facilities as may be required to conform to changes in good utility practice or as required by PJM Interconnection, L.L.C., which is the independent system operator that operates the transmission system to which the Company’s facility will be interconnected.

The Company is obligated to keep the Company’s facility insured against loss or damage in accordance with the minimum coverages specified in the Interconnection Agreement.

Operation and Maintenance of Interconnection Facilities

The parties are obligated to operate and maintain their respective portions of the interconnection facilities in accordance with good utility practices and the requirements and guidelines of PJM and JCP&L.

JCP&L will have the right to disconnect the Company’s facility from its transmission system and/or curtail, interrupt or reduce the output of the Company’s facility when operation of the Company’s facility or the interconnection facilities adversely affects the quality of service rendered by JCP&L or interferes with the safe and reliable operation of its transmission system or the regional transmission system. JCP&L, however, is obligated to use reasonable efforts to minimize any disconnection, curtailment, interruption or reduction in output.

In accordance with good utility practice, JCP&L may remove the interconnection facilities from service as necessary to perform maintenance or testing or to install or replace equipment on the interconnection facilities or the transmission system. JCP&L is obligated to use due diligence to restore the interconnection facilities to service as promptly as practicable.

In addition, if the Company fails to operate, maintain, administer, or insure its facility or its portion of the interconnection facilities, JCP&L may, following 30 days notice and opportunity to cure the failure, disconnect the Company’s facility from the transmission system.

Revenue Metering

Revenue meters, which are part of the interconnection facilities, will be installed to measure the transfer of electrical energy between the parties at the point of interconnection. The revenue meters have been installed at the Company’s expense and will be owned, maintained and repaired by JCP&L, also at the Company’s expense. JCP&L has provided, at the Company’s expense, telemetering equipment which has been installed by us, to retrieve certain information. The revenue meters are to be tested at least once every two years, or more frequently at the Company’s request. Any revenue meter found to be inaccurate by greater than 1% is to be adjusted, repaired or replaced.

Land Rights and Access

The Company has granted to JCP&L the right of reasonable access and all necessary rights of way, easements, and licenses as JCP&L may require to install, operate, maintain, replace and remove the revenue meters and other portions of the JCP&L interconnection facilities.

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

JCP&L will have the right to operate and/or to purchase specific equipment, facilities and appurtenances from the Company that are necessary for JCP&L to operate and maintain its transmission system if (i) the Company commences bankruptcy proceedings or petitions for the appointment of a trustee or other custodian, liquidator, or receiver; (ii) a court issues a decree for relief of the Company or appoints a trustee or other custodian, liquidator, or receiver for the Company or a substantial part of the Company’s assets and the decree is not dismissed within 60 days or (iii) the Company ceases operation for 30 consecutive days without having an assignee, successor, or transferee in place.

Operations Agreement and Services Agreement

The Company entered into a Development and Operations Services Agreement (the “Operations Agreement”), dated as of March 10, 2000, with AES Sayreville under which AES Sayreville is providing, operating and maintenance services for the Company’s facility for a period of 32 years. Under the Operations Agreement, AES Sayreville is responsible for, among other things, preparing plans and budgets related to start-up and commercial operation of the Company’s facility, providing qualified operating personnel, making repairs, purchasing consumables and spare parts (not otherwise provided under the maintenance services agreement) and providing other services as needed according to industry standards.

AES Sayreville is compensated for its maintenance and operation services on a cost basis, and it also receives certain management fees which it passes on to The AES Corporation.  For the years ended December 31, 2004, 2003 and 2002, the Company paid AES Sayreville a total of $5.3 million, $5.3 million and $4.4 million, respectively, for their services.

Under a services agreement between AES Sayreville and The AES Corporation, The AES Corporation has and continues to provide to AES Sayreville all of the personnel and services necessary for AES Sayreville to comply with its obligations under the operations agreement.

Water Supply Agreement

The Company has entered into a Water Supply Agreement dated as of December 22, 1999 with the Borough of Sayreville (“Borough”) under which the Borough will provide untreated water to the Company’s facility.

Supply of Untreated Water

Untreated Water Supply

The Borough of Sayreville is in the final stages of approval of the Lagoon Water Pipeline, Lagoon Pumping Station, and Sayreville Interconnection Number 2.  The Company was responsible for selection of a contractor and for payment of all costs.  The pipeline construction has been completed.  The construction contract for the Pumping Station was awarded and is completed.  Startup and commissioning of this system started May 1, 2002.  Subsequent to the completion of the Lagoon Pumping Station and the Lagoon Water Pipeline, the Borough has made available to the Company’s facility a supply of untreated water from the South River that is up to 4.6 million gallons per day and 1.53 billion gallons per year.  The Borough must use reasonable efforts to maintain the Lagoon’s water level at an elevation of 29 feet, but during periods when water cannot be drawn from the South River, the Lagoon’s water level must not be drawn to elevations below 20 feet. During periods when either the Lagoon’s water level is below 20 feet and water cannot be drawn from the South River or when water from the Lagoon is needed to ensure a supply of treated water to Borough treated water customers, the Borough must supply the Company’s facility with water drawn from the Duhernal aquifer and transported through the Duhernal water pipeline.

Compensation

The cost of the pipeline and pumping station was approximately $678,000 and $1.71 million, respectively.  The Company has paid the pipeline and pumping station projects in full, as of December 31, 2003. In addition, the Company paid the Borough an initial payment of $150,000 from the bond proceeds, which was credited to the Company’s account and was used to offset the cost of untreated water purchased during the Company’s project’s start-up and testing phase and during the first year of operation.  If the Borough incurs additional costs from Middlesex Water Company as a result of the Borough providing the Company with Duhernal Water, the Company also must pay the Borough for those additional costs. The Company must pay the Borough monthly for all untreated water delivered to the point of delivery during the prior month. The base rate for untreated water supplied from the South River is $216 per million gallons, which includes $53 per million gallons to cover operations, maintenance and administrative costs and $163 per million gallons to cover past infrastructure costs. The operations and maintenance rate will be escalated in accordance with the percentage changes in water rates that are applicable to other Borough water customers. The base rate for untreated water delivered from the Duhernal aquifer is $932 per million gallons which includes $785 to cover the operations, maintenance and administrative costs and $147 to cover acquisition costs. The operations and maintenance portion of the base rate for water delivered from the Duhernal aquifer is also subject to escalation in accordance with the percentage changes in water rates that are applicable to other Borough water customers.

With respect to each contract year there is a minimum bill amount, which is initially $300,000 per year. One-twelfth of the minimum bill amount must be paid each month. The minimum bill amount is adjusted as follows:

•                  For the first contract year it is reduced by the amount of the initial payment;

•                  it is reduced by an amount equal to the product of (x) the quantity of untreated water that would have been delivered but for service interruptions by the Borough and (y) the rate for untreated water delivered from the South River; and

•                  starting with 8th contract year and with six months prior written notice, the Company has the right to reduce the minimum bill amount for any contract year by reducing the annual quantity of water to be provided by up to 15%. Starting with the 21st contract year the Company may reduce the annual quantity to be delivered without limit.

Service Interruptions

In the event that there is an interruption in the delivery of untreated water attributable to a break in the infrastructure, the Borough will provide a shortfall notice and the Borough and the Company will agree on the best way to repair the infrastructure and restore service. If the Borough fails to restore service within a reasonable period of time, the Company may, at the Company’s expense, contract with contractors reasonably approved by the Borough to remedy the interruption.

Infrastructure and Real Estate Rights—The Lagoon Water Pipeline, Lagoon Pumping Station and Sayreville Interconnection Number 2

The Borough has designed, at the Company’s expense, the Lagoon Water Pipeline, Lagoon Pumping Station and Sayreville Interconnection Number 2 in conformance with standard water system practice. The Borough was responsible for obtaining, at the Company’s expense, all necessary government approvals. The Borough and the Company have cooperated to obtain, at the Company’s expense, the real estate rights necessary for the construction, operation and maintenance of the Lagoon Water Pipeline, Lagoon Pumping Station and Sayreville Interconnection Number 2. The Borough was not required to exercise its power of eminent domain to obtain the necessary real estate rights. The Company obtained easement rights from two adjacent property owners and the Borough of Sayreville. The Company also obtained permission from the New Jersey State House Commission to cross property designated as “Green Acres” by the New Jersey Department of Protection. Upon completion and testing of the Lagoon Water Pipeline, Lagoon Pumping Station and Sayreville Interconnection Number 2, the Company executed, without being compensated by the Borough, the documents necessary to evidence the Borough’s ownership of those facilities in November 2003.

Operation and Maintenance of Infrastructure

The Borough will operate and maintain all infrastructure necessary to supply the untreated water to the project boundary. The Company will reimburse the Borough for its associated maintenance and replacement costs.

The Borough will own and maintain metering equipment to measure the delivery of untreated water from each source to the point of delivery and will transmit a signal of the measurements to the Borough, which uses the information to compile billing invoices. At least once every five years, or more often if requested by either party, the Company must test the metering equipment. If the tests reveal that the metering equipment is inaccurate, the equipment must be recalibrated or replaced and a billing adjustment may be made.

Infrastructure Studies and Additions

The Company pays for the actual cost, subject to a mutually agreed upon cap, of infrastructure studies to determine the costs and benefits of (i) installing a new pipeline and (ii) improving the existing South River intake structure. The Company will have the right to pay for the upgrades, improvements and/or new infrastructure that may be identified as necessary or desirable by the studies in exchange for the benefits allowed with their implementation. Other water users that benefit from the improvements will pay a pro-rata portion of the costs of the improvements.

If the Borough or the Company reasonably determines that capital improvements to the infrastructure are required, the party will notify the other party and the parties will meet in good faith to determine the scope of the capital improvements. The Company will pay for its costs and expenses arising from the capital improvements as well as those of the Borough. If the Company damages either infrastructure or capital improvements, the Company will restore the damaged portions thereof or pay the Borough to restore the damaged portions.

Land Development Plan

The Company entered into an agreement with the Borough of Sayreville by which the Company will develop and implement a plan to replace trees which were removed during clearing of the facility site.  The Land

Development Plan is required for final site approval. The estimated cost of the plan is approximately $425,000.  The Company is in the process of selecting a contractor to perform the service and no payments have been made as of December 31, 2004.  On July 23, 2003, the project was secured by a letter of credit issued by Union Bank of California for $425,000 with the Borough of Sayreville as the beneficiary.  This irrevocable standby letter of credit had an expiration date of June 30, 2004, but was automatically extended for another one-year period. On August 19, 2004, AES secured a performance bond for $539,493 relating to the tree replacement and other site improvements. This bond replaces the previous letter of credit and represents the amount potentially due if there is a failure of AES Red Oak, LLC to take action regarding the plan.

Additional Obligations of the Parties

Additional Obligations of the Borough

The Borough must use its best efforts to either (i) amend its existing permit, which limits pumping from the Lagoons to 1,000,000 gallons of water per day or (ii) obtain or change any other permits necessary to allow it to meet its obligations under the water supply agreement. The Borough must provide the Company with written invoices by not later than the 15th of each month. The amounts due under the invoices are due within 30 days of receipt. The Borough must provide the Company and the financing parties with escorted access to any infrastructure or other property owned by the Borough to which the Company or the financing parties reasonably request access.

The Company’s Additional Obligations

The Company must provide the Borough with notice of any violation by the Borough of applicable government approvals related to the delivery of untreated water. Not later than the 15th day of each month, the Company must provide the Borough with a detailed invoice listing any amounts due to the Company under the water supply agreement.

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

Term

The water supply agreement has a term of 30 years with an option to extend for up to four additional five year terms. The agreement may be terminated by the Company and by the Borough under some circumstances including; (i) the Company’s failure to deliver a commencement notice on or prior to December 31, 2003; (ii) the occurrence of a bankruptcy event affecting the other party; and (iii) failure of a party to perform a material obligation within the time contemplated and the continuation of the failure for a period of 30 days or more.

ITEM 2.                              PROPERTIES

The Company’s principal property is the project site, on which the Company’s facility is located, which the Company owns. The site is located in the Borough of Sayreville, Middlesex County, New Jersey on an approximately 62-acre parcel of land. The Company has access, utility and construction easements and licenses across neighboring property. The Company has title insurance in connection with the Company’s property rights.

Under the Company’s financing documents, its rights and interests in the Company’s property are encumbered by mortgages, security agreements, collateral assignments and pledges for the benefit of the Company’s bondholders and other senior creditors.

The Company’s facility consists of an approximately 830 megawatt (net) gas-fired combined cycle electric generating facility. The Company’s facility was designed, engineered, procured and constructed for the Company by WGI and Raytheon, as successor guarantor, under a fixed-price, turnkey construction agreement.  Among other components, the Company’s facility uses three Siemens Westinghouse model 501F combustion turbines, three heat recovery steam generators and one multicylinder steam turbine. Under a maintenance services agreement, Siemens Westinghouse is providing the Company with specific combustion turbine maintenance services and spare parts in respect of each combustion turbine until sixteen years after execution of the agreement or the twelfth planned outage of the combustion turbine, whichever is earlier, unless the Company exercises its right to cancel the agreement after the first major outage of the combustion turbines which will be after approximately the eighth year of operation of the facility. Under the Power Purchase Agreement, Williams Energy or its affiliates is supplying the fuel necessary to allow the Company to provide capacity, fuel conversion and ancillary services to Williams Energy. AES Sayreville has provided development, construction management, and operations and maintenance services for the Company’s facility under an operations agreement. The Company has provided installation, operation and maintenance of facilities necessary to interconnect the Company’s facility to JCP&L’s transmission system under an interconnection agreement.

ITEM 3.                              LEGAL PROCEEDINGS

Williams Energy - On November 4, 2003, the Company and Williams Energy, through arbitration, settled a dispute regarding the date of commercial operation and the proper interpretation of certain provisions of the Power Purchase Agreement relating to amounts the Company claimed were payable by Williams Energy. The arbitration related to disputed amounts of approximately $7.6 million, which included a $594,000 payment extension dispute and a $7 million commercial operation start date dispute.  Under the settlement, Williams made a cash payment to the Company of $4,050,153 on November 14, 2003, which included $225,055 of interest from October 2002 to the payment date, and the Commercial Operation Date was deemed to be September 28, 2002.  The related revenue had been substantially recorded in 2002, with the remaining amount recorded in the fourth quarter of 2003. This payment settled all payment obligations between the parties for the month of September 2002 with respect to the Commercial Operation Date under the Power Purchase Agreement.  From the Company’s perspective, the cash payment has the economic effect of recognizing a Commercial Operation Date prior to of September 28, 2002. The Company is currently disputing $1.4 million of merchant price, testing gas and other charges with Williams Energy that the Company contends Williams Energy owes to us. These charges were not part of the arbitration discussed above.

Raytheon - On October 28, 2004, the Company received a complaint filed by Raytheon in the State of New York. In the complaint, Raytheon is seeking to recover $30,302,269, which represents the amount Red Oak drew down on the letter of credit on August 26, 2004, attorneys’ fees and costs, and also to recover up to $110 million of net expense Raytheon claims to have incurred in good faith under the governing guaranty and construction agreements.  The Company filed an answer and counterclaim on December 13, 2004, in which it denied liability to Raytheon, asserted various defenses and countersued Raytheon for breach of the EPC Agreement and Settlement Agreement, breach of express warranties under the EPC Agreement, and fraudulent misrepresentation and concealment.  The Company claimed damages of not less than $140 million and attorneys’ fees and costs to the extent allowable.  Raytheon moved to dismiss the Company’s fraudulent misrepresentation and concealment claim and to limit Company’s damages on January 14, 2005.  The Company filed its opposition to the motion to dismiss and also filed an amended counterclaim on February 18, 2005.  Thereafter, Raytheon agreed to withdraw its motion to dismiss.  On March 4, 2005, Raytheon filed a motion for summary judgment that seeks the return of $16,311,711 of the Letter of Credit draw.  Company has not yet filed its opposition to the motion, and Raytheon has not yet filed an answer to the amended counterclaim. The Company has recorded the $30.3 million as a current liability, but has not accrued any additional amounts with respect to Raytheon’s claims. The Company believes it has meritorious defenses to the claims asserted by Raytheon against it and intends to defend the lawsuit and pursue its counterclaims vigorously.

ITEM 4.                              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable pursuant to General Instruction I of the Form 10-K.

PART II

ITEM 5.                              MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no market for the Company’s equity interests. All of the Company’s member interests are owned by the Company’s parent, AES Red Oak, Inc., a wholly owned subsidiary of The AES Corporation.  On December 22, 2003, the Company declared and paid a $1.05 million dividend to AES Red Oak, Inc. No dividends were paid in 2004.

ITEM 6.                              SELECTED FINANCIAL DATA

Not applicable pursuant to General Instruction I of the Form 10-K.

ITEM 7.                              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company’s financial statements and the notes thereto included elsewhere in this annual report. The following discussion involves forward-looking statements. The Company’s actual results may differ significantly from the results suggested by these forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements.”

General

AES Red Oak, L.L.C. (“the Company”) was formed on September 13, 1998 to develop, construct, own, operate and maintain the Company’s facility. The Company was dormant until March 15, 2000, the date of the sale of the Company’s senior secured bonds. The Company obtained $384 million of project financing from the sale of the senior secured bonds. The total cost of the construction of the Company’s facility was approximately $450 million, which was financed by the proceeds from the Company’s sale of the senior secured bonds, equity contributions, operating revenues and the amount of liquidated damages received from Raytheon through August 10, 2002 under the Construction Agreement, as described below. In late September 2000, the Company consummated an exchange offer whereby the holders of the Company’s senior secured bonds exchanged their privately placed senior secured bonds for registered senior secured bonds.

The Company reached provisional acceptance on August 11, 2002, risk transfer on August 13, 2002, and took the position that the Company was commercially available on September 1, 2002.  Williams Energy disputed the September 1, 2002, commercial operation date and informed the Company that it recognized commercial availability of the facility as of September 28, 2002.  On November 4, 2003, a settlement was reached and a commercial operation date of September 28, 2002 was agreed upon.  See “Item 3 – Legal Proceedings”.

Since achieving commercial operations, under the Power Purchase Agreement with Williams Energy, the Company is eligible to receive variable operations and maintenance payments, total fixed minimum capacity payments, energy exercise fee payments (each as defined in the Power Purchase Agreement) and other payments for the delivery of fuel conversion, capacity and ancillary services.  During 2003 the PJM market, into which the Company’s generation is distributed, experienced a general decline in the amount paid for electricity. There was also a marked increase in the cost of natural gas. As a result, Williams Energy dispatched the Company’s facility on a very limited basis. The Company’s facility was called on to generate only 21% of the year in 2004 and only 14% of the year in 2003. Accordingly, the minimum capacity payments have been the Company’s primary source of operating revenues, representing $62.5 million and $62.0 million of the Company’s total revenues for the years ended December 31, 2004 and 2003, respectively.

Based upon current market conditions and projections from Williams Energy, the Company anticipates a dispatch level in 2005 to be within the range of the levels for 2003 and 2004.  In the event that these market conditions do not improve, and Williams Energy does not dispatch the Company’s facility at all in 2005, the Company believes that the fixed capacity payments are sufficient to meet the cash demands of the Company’s business, but the Company will require the additional revenue from such fuel conversion services to be profitable.

The Company is concerned that Williams Energy will not dispatch the Company’s facility in a manner that will increase its profitability. As a result, the Company’s management is researching ways to enhance its facility’s performance. The Company believes that any savings in starting the facility or improved performance will also benefit Williams Energy, with the result that Williams Energy may find it more economically feasible to dispatch the Company’s facility.

The following discussion presents certain financial information for the years ended December 31, 2004, 2003 and 2002.

Equity Contributions

Under an equity subscription agreement, AES Red Oak, Inc. agreed to contribute up to approximately $56.7 million to the Company to fund project costs.  As of December 31, 2002 all $56.7 million had been contributed, and there have been no further contributions other than employee stock issuances.  The equity that AES Red Oak Inc. provided to the Company was provided to it by The AES Corporation.

Results of Operations

Net income for 2004 was $0.8 million, while the first full year of operation in 2003 yielded a net loss of $0.3 million.  The Company commenced commercial operations in August 2002 and had a net loss for the year ended December 31, 2002 of $3.0 million.

Operating revenues were approximately $69.7 million, $64.2 million and $26.2 million for the years ended December 31, 2004, 2003 and the partial year of operations ended December 31, 2002, respectively. These amounts included fixed payments of $62.5 million, $62.0 million and $15.2 million for the years ended December 31, 2004, 2003 and 2002, respectively.  Revenues from September 2002 through December 2004 consist of capacity sales and ancillary services under the Power Purchase Agreement. Revenues for the period of August and part of September 2002 consisted of merchant revenue in this partial year of operations. The remaining amount of revenue relates to variable revenue which the Company receives when dispatched, and merchant revenue the Company earned prior to the Company’s commercial operation date in September 2002. The Company has no control over when the facility is dispatched, as that decision is made by Williams Energy based on several factors including market conditions.

Operating expenses were $34.5 million and $30.9 million for the years ended December 31, 2004 and 2003, respectively and $16.8 million for the partial year of operations ended December 31, 2002.  These costs are largely of a recurring nature and are discussed below.

Fuel purchased from Williams Energy during the period of merchant operations and testing was $0.6 million, $0.9 million and $6.9 million for the years ended December 31, 2004, 2003 and 2002, respectively. The Company purchased more fuel in 2002 in connection with the merchant operations the Company conducted in the period prior to the commercial operation date.

The fuel conversion volume rebate was $5.9 million and $5.8 million for the years ended December 31, 2004 and 2003, respectively and $1.6 million for the partial year of operations ended December 31, 2002. This cost represents payments to Williams and is based upon a twelve month facility utilization factor.

Corporate management fees were $1.6 million for each of the years ended December 31, 2004 and 2003 and was $0.6 million for the partial year of operations ended December 31, 2002. Corporate management fees are charged on a monthly basis based on a fixed amount which is adjusted annually for inflation.

Other operating expenses were $10.6 million and $7.2 million for the years ended December 31, 2004 and 2003, respectively and $2.0 million for the partial year of operations ended December 31, 2002.  Maintenance costs were higher in the 2004 period, largely the result of two planned combustor inspection outages, compared to only one in 2003, and other unplanned maintenance costs.

Depreciation expense was $11.8 million and $11.4 million for the years ended December 31, 2004 and 2003, respectively and was $4.4 million for the partial year of operations ended December 31, 2003. The increase in depreciation expense results from additional parts placed in service after planned combustor inspection outages.

General and administrative costs were $1.1 million and $1.7 million for the years ended December 31, 2004 and 2003, respectively and $0.4 million for the partial year of operations ended December 31, 2002. The decrease of general and administrative costs in the year ended December 31, 2004 as compared to the year ended December 31,

2003 primarily relates to higher legal fees in the 2003 period related to the dispute with Williams Energy of the Commercial Operation Date.

Total other income (expense) was approximately $(34.4) million and $(33.6) million for the years ended December 31, 2004 and 2003, respectively and $(12.5) million for the partial year of operations ended December 31, 2002. These costs are comprised of other income and expense, liquidated damages received and paid and interest income and expense.

Other income from interim rebates was approximately $1.4 million for the years ended December 31, 2003, and $1.0 million for the partial year of operations ended December 31, 2002. These amounts consist of interim rebates received from Raytheon under the construction agreement as a result of their failure to meet heat rate and output performance guarantees.  The Company did not invoice interim rebates in 2004, pending resolution of the Final Acceptance date with Raytheon.

Other (expenses) included letter of credit fees which were approximately $(1.0) million for each of the years ended December 31, 2004 and 2003 and $(.4) million for the partial year of operations ended December 31, 2002. These amounts consist of fees paid to Dresdner Bank pursuant to the Company’s debt service reserve letter of credit and reimbursement agreement and Power Purchase Agreement letter of credit and reimbursement agreement.  See “Liquidity and Capital Resources” for a description of these letters of credit.

For the year ended December 31, 2002, the Company recognized revenue of $1.8 million, for liquidated damages received from Raytheon for late completion payments and a construction related outage in November 2002.  This revenue was recognized in 2002 after the commercial operation date.

For the years ended December 31, 2003 and 2002, the Company expensed $.2 million and $1.8 million, respectively of liquidated damages paid to Williams Energy as a result of the Company’s extension of the commercial operation date and a construction related outage in November 2002.  This expense was recognized in 2002 after the commercial operation date. The Company did not incur any liquidated damages for the year ended December 31, 2004.

Interest income earned on invested funds, including the security collateral received from Williams Energy, the proceeds of the letter of credit from Raytheon and other available funds, was approximately $.5 million for each of the years ended December 31, 2004 and 2003, respectively and $.1 million for the partial year of operations ended December 31, 2002.  The interest income earned for the year ended December 31, 2003 included $.2 million of interest on amounts owed by, and paid as part of the arbitration settlement with, Williams Energy.  See “Item 3 – Legal Proceedings”. Excluding the interest on the arbitration settlement, interest income was approximately $.2 million higher in 2004, as compared to 2003, primarily relating to higher interest rates. The amount of interest income earned for the year ended December 31, 2003 compared to the year ended December 31, 2002 decreased as a result of a lower average balance in the construction account resulting from the Company’s use of the bond proceeds for construction of the facility.

Interest (expense) was approximately $(33.8) million and $(34.2) million for the years ended December 31, 2004 and 2003, respectively and $(13.2) million for the partial year of operations ended December 31, 2002. The decrease from 2003 as compared to 2004 resulted from lower principal balances after scheduled repayments. Interest expense was lower in 2002, as compared to 2004 and 2003, as interest costs prior to commencement of commercial operations were capitalized.

On August 13, 2002, the risk transfer date, the balance of construction in progress was transferred to Property, Plant and Equipment.  As of December 31, 2004, Property Plant and Equipment adjusted for accumulated depreciation was $399.3 million, which includes generation, building and office equipment.

Liquidity and Capital Resources

Sources and Uses of Cash

Since achieving commercial operations under the Power Purchase Agreement with Williams Energy the Company is eligible to receive variable operations and maintenance payments, total fixed payments, energy exercise payments (each as defined in the Power Purchase Agreement) and other payments for the delivery of fuel conversion, capacity and ancillary services.  The Company currently anticipates being dispatched by Williams

Energy beginning in April 2005 but can provide no assurance that this will occur.  If the facility is not dispatched, the Company’s operating revenues will consist of minimum capacity payments under the Power Purchase Agreement.  Any future operating revenues, including any minimum capacity payments received in the event that Williams Energy does not dispatch the facility, will be used to fund the Company’s generation expenses and other operations and maintenance expenses and to meet the obligations described below.

Since September 28, 2002, Williams Energy has not dispatched the facility to a significant degree, outside the peak summer months. The minimum capacity payments provided for under the Power Purchase Agreement have been the Company’s primary source of operating revenues, representing $62.5 million of the Company’s total revenues of $69.7 million in 2004.  The minimum cash flow from Williams under the Power Purchase Agreement is approximately $3.8 million per month for October through May and $7.9 million per month from June through September.

During 2004, net cash provided by operating activities was $14.1 million. The Company currently anticipates that the plant will be dispatched in future periods within a similar range as it was during 2004 and 2003 and that operating cash flow will be comparable to 2004 in 2005.  The Company also believes that cash flows from the sale of electricity and/or minimum capacity payments under the Power Purchase Agreement and funds available to be drawn under the debt service reserve letter of credit or the power purchase letter of credit will be sufficient to pay project costs, including ongoing expenses and principal and interest on the Company’s senior secured bonds, fund costs of the Company’s commercial operations and pay fees and expenses in connection with the letters of credit.

The Company has provided the collateral agent with a debt service reserve letter of credit in an initial stated amount of $22.0 million. The Company has also provided Williams Energy a $10 million letter of credit under the Power Purchase Agreement, which the Company refers to as the power purchase letter of credit, to support specific payment obligations under the Power Purchase Agreement. The repayment obligations with respect to any drawings under the power purchase letter of credit are the Company’s senior debt obligation. The interest rate on these loans would be the sum of a) the higher of (i) the Federal Funds Rate plus .50% and (ii) the Agent’s prime rate and b) an applicable margin rate which is based upon the rating of the Company’s senior secured bonds. Since the Company’s senior secured bonds are currently rated below investment grade, the Company’s working capital facility has been unavailable and the Company is required to pay higher fees for draws on any of the Company’s project support agreements.

As discussed below, Williams Energy has notified the Company that it intends to post a letter of credit for the remaining $10 million in June 2005. Under the terms of the Letter Agreement, Williams Energy has the right to recoup the Prepayment by set-off of any and all amounts owing to the Company under the Power Purchase Agreement no earlier than the June in the calendar year after the earlier of (i) The Williams Companies, Inc. regaining its investment grade rating or Williams Energy providing a substitute guaranty of investment grade rating; (ii) the beginning of Contract Year 20; or (iii) the posting of alternative credit support by Williams Energy, whichever comes first (Note 7). Williams Energy will recoup the Prepayment by set-off, beginning in July 2005, of amounts owing to the Company under the Power Purchase Agreement. The Company is currently reviewing financing facilities, comparable to the working capital agreement which expired March 31, 2005, that would allow for funds to be available for future working capital requirements, as needed (Note 6). After the Power Purchase Agreement expires, the Company plans to depend on revenues generated from market sales of electricity.  These beliefs are subject to certain assumptions, risks and uncertainties, including those set forth above under the caption “Cautionary Note Regarding Forward-Looking Statements” and there can be no assurances.

Contractual Obligations

A summary of the Company’s contractual obligations and commitments as of December 31, 2004 is presented in the table below.

($000’s)	Total	2005	2006- 2007	2008- 2009	2010 and Thereafter	Notes Reference
Debt Service Obligations	$814,670	$37,648	$76,821	$81,699	$618,502	(a)

Operations Agreement	63,374	1,672	3,470	3,645	54,587	(b)

Water Supply Agreement	8,400	300	600	600	6,900	(c)

TOTAL	$886,444	$39,620	$80,891	$85,944	$679,989

(a) Debt Service Obligations (including interest)

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

(b) Operations Agreement

The Company entered into an Operations Agreement (the “Operations Agreement”), dated as of March 1, 2000 with AES Sayreville, L.L.C. by which AES Sayreville, L.L.C. provides operating and maintenance services for the Company’s facility for a period of 32 years. “See Item 1 – Business”. The fee is adjusted annually by the change in Gross Domestic Product, Implicit Price Deflator, which the Company has assumed will be 2.5% on average.  Total fees paid by the Company were $1.6 million for the year ended December 31, 2004.  Under the services agreement between AES Sayreville, L.L.C and The AES Corporation, The AES Corporation provides to AES Sayreville, L.L.C all of the personnel and services necessary for AES Sayreville, L.L.C to comply with its obligations under the Operations Agreement. These obligations are not recorded in the Company’s consolidated financial statements until services are rendered.

(c) Water Supply Agreement

The Company has also entered into a contract (the “Water Supply Agreement”), dated as of December 22, 1999, with the Borough of Sayreville (the “Borough”) pursuant to which the Borough will provide untreated water to the Company. The contract has a term of 30 years with an option to extend for up to four additional five-year terms. The Company is contractually committed to a minimum annual payment of $300,000. These obligations are not recorded in the Company’s consolidated financial statements until period has elapsed.

Other Commitments.

Maintenance Services Agreement

The Company has entered into the Maintenance Program Parts, Shop Repairs and Scheduled Outage TFA Services Contract (the “Maintenance Services Agreement”), dated as of December 8, 1999, with Siemens Westinghouse by which Siemens Westinghouse will provide the Company with, among other things, combustion turbine parts, shop repairs and scheduled outage technical field assistance services. The Maintenance Services Agreement became effective on the date of execution and unless terminated early, will terminate upon completion of shop repairs performed by Siemens Westinghouse following the twelfth scheduled outage of the applicable combustion turbine or 16 years from the effective date of the contract, whichever occurs first, unless the Company exercises its right to terminate the agreement after the first major outage of the turbines.

The Maintenance Services Agreement indicates that the Company will pay fees each month based on a stated amount for each equivalent base load hour (“EBH”) of the combustion turbines, adjusted for inflation, over the term of the agreement.  However, if a scheduled maintenance outage occurs prior to 8,000 EBH’s being accumulated since the last scheduled maintenance outage for that turbine, the Company will be invoiced the remaining amount to equate to 8,000 hours (“true-up”). In the event the Company is not required to dispatch the facility, there is no charge for that month. Accordingly, no amounts have been included in the Contractual Obligations table above.

The total of these payments was approximately $6.8 million, $4.7 million and $1.2 million for the years ended December 31, 2004, 2003 and 2002, respectively, which included true-ups for two planned maintenance outages in 2004 and one in 2003, as the turbines were far short of the 8,000 EBH level. Assuming a similar dispatch level in 2005 as in 2004, and the performance of one planned hot gas maintenance outage, a comparable level of payments would be expected for the year ended December 31, 2005. Based upon the Company’s current estimates, assuming a certain number of EBH’s and equivalent starts (“ES”), the first major outages would be completed by 2011 and the remaining minimum payments to Siemens Westinghouse would approximate $32 million through that period.

Power Purchase Agreement

As discussed in “Item 1-Business-Power Purchase Agreement -Security” and Footnote 7 to the Consolidated Financial Statements, pursuant to Section 18.3 of the Power Purchase Agreement, Williams Energy has provided the Company $10 million of cash and has posted a $25 million letter of credit as alternate credit support.  In the event that the Williams Companies, Inc. regains and maintains its investment grade status, provides a substitute guaranty of investment grade rating, or posts a letter of credit, the Company will be required to return the $10 million prepayment to Williams Energy. Under the terms of the Letter Agreement, Williams Energy shall have the right to recoup the Prepayment by set-off of any and all amounts owing to the Company under the Power Purchase Agreement no earlier than the June in the calendar year after the occurrence of regaining its investment grade rating or the posting of alternative credit support by Williams Energy whichever comes first (Note 7). The Company is currently reviewing financing facilities, comparable to the working capital agreement which expired March 31, 2005, that would allow for funds to be available for future working capital requirements, as needed (Note 6).  As of December 31, 2004, the Company had cash balances of approximately $41.6 million.  Williams Energy has notified the Company that it intends to post a letter of credit for the remaining $10 million in June 2005. Williams Energy will recoup the Prepayment by set-off, beginning in July 2005, of amounts owing to the Company under the Power Purchase Agreement. The $10 million prepayment, which is currently reported as restricted cash, will then be reported as unrestricted cash as amounts are effectively repaid to Williams Energy. This belief is subject to certain assumptions, risks and uncertainties, including those set forth above under the caption “Cautionary Note Regarding Forward-Looking Statements” and there can be no assurances that the Company’s operating revenues will generate sufficient cash.

Land Development Plan

The Company has entered into an agreement with the Borough of Sayreville by which the Company will develop and implement a plan to replace trees which were removed during clearing of the facility site.  The Land Development Plan is required for final site approval. The estimated cost of the plan is approximately $425,000.  The Company is in the process of selecting a contractor to perform the service and no payments have been made as of December 31, 2004.  On July 23, 2003, the project was secured by a letter of credit issued by Union Bank of California for $425,000 with the Borough of Sayreville as the beneficiary.  This irrevocable standby letter of credit had an expiration date of June 30, 2004, but was automatically extended for another one-year period. On August 19, 2004, AES secured a performance bond for $539,493 relating to the tree replacement and other site improvements. This bond replaces the previous letter of credit and represents the amount potentially due if there is a failure of AES Red Oak, LLC to take action regarding the plan.

Other

It is anticipated that the Company will incur capital expenditures of approximately $1.5 million in 2005 related to general improvements of the facility, and another $1.3 million relating to the Construction Agreement.

Risks that May Impact the Company’s Liquidity

Williams Energy is currently the Company’s sole customer for purchases of capacity, ancillary services, and energy and the Company’s sole source for fuel. Williams Energy’s payments under the Power Purchase Agreement are expected to provide all of the Company’s operating revenues during the term of the Power Purchase Agreement.

The payment obligations of the Williams Companies, Inc. under its guaranty of Williams Energy’s obligations under the Power Purchase Agreement were originally capped at an amount equal to approximately $510 million. Beginning on January 1 of the first full year after the commercial operation date, this guaranty cap is to be reduced semiannually by a fixed amount which is based on the amortization of the Company’s senior secured bonds during the applicable semiannual period.  As of December 31, 2004, the guarantee was capped at $501.4 million.

Due to the downgrade of The Williams Companies, Inc. to below investment grade, the Company and Williams Energy entered into a letter agreement dated November 7, 2002 (the “Letter Agreement”) under which Williams Energy agreed to provide the Company with a $10 million prepayment (the “Prepayment”) and certain additional collateral.  A description of the collateral that supports Williams Energy’s obligations under the Power Purchase Agreement is set forth under “Item 1-Business Power Purchase Agreement-Security” and Footnote 7 to the Company’s Consolidated Financial Statements.

Since the Company depends on Williams Energy for both revenues and fuel supply under the Power Purchase Agreement, if Williams Energy were to terminate or default under the Power Purchase Agreement, there would be a severe negative impact to the Company’s cash flow and financial condition which could result in a default on the Company’s senior secured bonds.  Due to the current pool prices, the Company would expect that if it were required to seek alternate purchasers of the Company’s power in the event of a default of Williams Energy, even if the Company was successful in finding alternate revenue sources, any such alternate revenue sources would be substantially below the amounts that would have been otherwise payable pursuant to the Power Purchase Agreement. There can be no assurance as to the Company’s ability to generate sufficient cash flow to cover operating expenses or the Company’s debt service obligations in the absence of a long-term power purchase agreement with Williams Energy.

In addition to the factors discussed above, and/or the other factors listed under the “Cautionary Note Regarding Forward-Looking Statements,” if a working capital facility continues to be unavailable, the Company could experience a negative impact on the its cash flow and financial condition, which may result in draws upon its letters of credit.

Business Strategy and Outlook

The Company’s overall business strategy is to market and sell all of the Company’s net capacity, fuel conversion and ancillary services to Williams Energy during the 20-year term of the Power Purchase Agreement. After expiration of the Power Purchase Agreement, or in the event the Power Purchase Agreement is terminated prior to its 20-year term or Williams Energy otherwise fails to perform, the Company would seek to sell the Company’s facility’s capacity, ancillary services and energy in the spot market or under a short or long-term power purchase agreement or into the PJM power pool market.  Due to recent declines in pool prices, however, the Company would expect that even if it were successful in finding alternate revenue sources, any such alternate revenues would be substantially below the amounts that would have been otherwise receivable pursuant to the Power Purchase Agreement.  There can be no assurances as to whether such efforts would be successful.

The Company intends to cause the Company’s facility to be managed, operated and maintained in compliance with the project contracts and all applicable legal requirements.

Recent and New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FIN No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN No. 46”).  In October 2003, FASB Staff Position No. 46-6, “Effective Date of FIN No. 46, Consolidation of Variable Interest Entities” deferred the effective date of FIN No. 46 for variable interests held by a public entity in a variable interest entity (“VIE”) that was created or acquired before February 1, 2003 to the end of the first interim or annual period ending after December 15, 2003.  In December 2003, FASB issued FIN 46 (revised December 2003), Consolidation of Variable Interest Entities, an

Interpretation of ARB No. 51 (“FIN 46(R)”), which clarified some requirements and incorporated several staff positions that the Company was already required to apply.  In addition, FIN 46(R) deferred the effective date for VIEs that were created or acquired before February 1, 2003 and were not considered special purpose entities (“SPEs”) prior to the issuance of the interpretation until the end of the first reporting period ending after March 15, 2004.  FIN 46(R) defines a VIE as (i) any entity in which the equity investors at risk in such entity do not have the characteristics of a controlling financial interest, or (ii) any entity that does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties.  It requires the consolidation of the VIE by the primary beneficiary.  The adoption of FIN 46(R) requires the Company to include disclosures for non SPE VIEs created or acquired on or after February 1, 2003 in its consolidated financial statements related to the total assets and the maximum exposure to loss resulting from the Company’s interests in VIEs.  The adoption of FIN 46(R) did not have a material effect on the Company’s financial position, results of operations, or cash flows.

Critical Accounting Policies

General– The Company prepares the Company’s financial statements in accordance with accounting principles generally accepted in the United States of America. As such, the Company is required to make certain estimates, judgments and assumptions that the Company believes are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies which the Company believes are most critical to understanding and evaluating the Company’s reported financial results include the following:  Revenue Recognition, Property, Plant and Equipment and Contingencies.

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

Property, Plant and Equipment —  Property, plant and equipment is recorded at cost and is depreciated, after consideration for salvage value, over its useful life.  The estimated lives of the Company’s generation facilities range from five to thirty-six years.  A significant decrease in the estimated useful life of a material amount of the Company’s property, plant or equipment could have a material adverse impact on the Company’s operating results in the period in which the estimate is revised and in subsequent periods.  The depreciable lives and original costs of the Company’s property plant and equipment by category are as follows:

Description of Asset	Depreciable Life	Original Costs at December 31, 2004	Original Costs at December 31, 2003
		(in thousands)	(in thousands)
Buildings	35	$1,767	$1,767
Vehicles	5	112	112
Computers	6	772	772
Furniture and Fixtures	10	515	515
Combustion Turbine Generator Parts	9-36	53,345	45,367
Gas Heaters	35	1,119	1,119
Spare Parts Inventory	—	5,379	12,751
Plant	35	363,943	362,390
		$426,952	$424,793

Spare Parts Inventory – Spare parts inventory consists of rotable and other spare parts, primarily covered under the Maintenance Services Agreement discussed in Note 8.  Inventory is reported at cost and is included in Property, Plant and Equipment, once received from Siemens Westinghouse.  The liability for these spare parts is reflected as current and long-term liabilities in the accompanying balance sheets. For financial reporting purposes, payments made to Siemens Westinghouse are treated as a reduction of the liability in the accompanying balance sheet, except for the portion that is considered maintenance expense when a scheduled outage occurs.  Spare parts begin to be depreciated over their useful lives once placed in service.

Commitments and Contingencies–

Raytheon - The Company’s facility was initially designed, engineered, procured and constructed for the Company by Washington Group International, Inc. (“WGI”) (as the successor contractor) on a fixed-price, turnkey basis. On May 14, 2001, WGI filed a plan of reorganization along with voluntary petitions to restructure under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Nevada in Reno (the “Bankruptcy Court”). As a result of WGI’s bankruptcy filing, on June 20, 2001 the Company made a demand on the Raytheon Company (“Raytheon”) to perform its obligations under a guarantee which Raytheon had given the Company of WGI’s performance obligations under the construction agreement and Raytheon became responsible for the construction of the Company’s facility.  As discussed above, provisional acceptance has been granted and the facility has commenced commercial operations, however, Raytheon must perform certain agreed upon completion items in order to obtain final acceptance. Raytheon gave notice of Final Acceptance on July 22, 2003 based on its July 8, 2003 performance test.  On July 31, 2003, the Company received a letter from the project’s independent engineer stating that it could not support Raytheon’s claim of final acceptance and it did not consider the July 8, 2003 performance test valid.  In making this assessment, the independent engineer cited, among other reasons, (i) modifications made to certain equipment in performance of the July 8 performance test which would adversely impact the operations of the plant and other pieces of equipment and (ii) Raytheon’s failure to demonstrate compliance with guaranteed emissions limits.  On August 1, 2003, the Company rejected Raytheon’s claim of final acceptance.  This rejection was based upon Raytheon’s failure to meet the conditions for final acceptance provided for in the EPC contract. On August 7, 2003, the Company received a response from Raytheon in which Raytheon claims that the Company’s rejection of the final acceptance is invalid and improper.

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

On October 28, 2004, the Company received a complaint filed by Raytheon in the State of New York. In the complaint, Raytheon is seeking to recover $30,302,269, which represents the amount Red Oak drew down on the letter of credit on August 26, 2004, attorneys’ fees and costs, and also to recover up to $110 million of net expense Raytheon claims to have incurred in good faith under the governing guaranty and construction agreements.  The Company filed an answer and counterclaim on December 13, 2004, in which it denied liability to Raytheon, asserted various defenses and countersued Raytheon for breach of the EPC Agreement and Settlement Agreement, breach of express warranties under the EPC Agreement, and fraudulent misrepresentation and concealment.  The Company claimed damages of not less than $140 million and attorneys’ fees and costs to the extent allowable.  Raytheon moved to dismiss the Company’s fraudulent misrepresentation and concealment claim and to limit the Company’s damages on January 14, 2005.  The Company filed its opposition to the motion to dismiss and also filed an amended counterclaim on February 18, 2005.  Thereafter, Raytheon agreed to withdraw its motion to dismiss.  On March 4, 2005, Raytheon filed a motion for summary judgment that seeks the return of $16,311,711 of the Letter of Credit draw.  The Company has not yet filed its opposition to the motion, and Raytheon has not yet filed an answer to the amended counterclaim. The Company has recorded the $30.3 million as a current liability, but has not accrued any additional amounts with respect to Raytheon’s claims.  The Company believes it has meritorious defenses to the claims asserted by Raytheon against it and intends to defend the lawsuit and pursue its counterclaims vigorously.

Williams Energy- The Company had entered into arbitration with Williams Energy to resolve certain disputes regarding the date of commercial operation and the proper interpretation of certain provisions of the Power Purchase Agreement relating to the amounts claimed by the Company to be payable by Williams Energy.  On November 4, 2003, the Company and Williams Energy settled this dispute.  The Company is also disputing $1.4 million of merchant price, testing gas and other charges with Williams Energy that the Company contends is owed from Williams. This was not part of the above arbitration.

ITEM 7A.                    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company issued and has outstanding two series of bonds, registered under the Securities Act of 1933.  As of December 31, 2004, the aggregate outstanding principal amount of these bonds was $370.1 million. The Company is not subject to interest rate risk as the interest rates associated with the Company’s outstanding indebtedness are fixed over the life of the bonds.

The Company currently has no other financial or derivative financial instruments. The Company does not believe that the it faces other material market risks requiring disclosure pursuant to Item 305 of Regulation S-K.

During 2003 the PJM market, into which the Company’s facility’s generation is distributed, experienced a general decline in the amount paid for electricity. This, in combination with a marked increase in the cost of natural gas, was a major factor in Williams’ decision to dispatch the Company’s facility on a very limited basis. These market conditions continued through 2004. Based upon current market conditions and projections from Williams, the Company anticipates a dispatch level in 2005 comparable to the range over the last two years.  In the event that these market conditions do not improve, and Williams does not dispatch the Company’s facility at all in 2005, the Company believes that the fixed capacity payments are sufficient to meet the cash demands of the Company’s business, but the Company requires the additional revenue from such fuel conversion services to be profitable.

ITEM 8.                             FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

AES Red Oak L.L.C. and Subsidiary
(An Indirect, Wholly Owned
Subsidiary Of The AES Corporation)

Report of Independent Registered Public Accounting Firm

To the Member of
AES Red Oak, L.L.C. and Subsidiary:

We have audited the accompanying consolidated balance sheets of AES Red Oak, L.L.C. and Subsidiary (an indirect wholly owned subsidiary of The AES Corporation) (the “Company”) as of December 31, 2004 and 2003 and the related consolidated statements of operations, changes in member’s capital and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of AES Red Oak, L.L.C., and Subsidiary as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

As more fully discussed in Note 7, the Company’s dependence upon Williams Power Company, Inc., formerly Williams Energy Marketing & Trading Company, under the Power Purchase Agreement exposes the Company to possible loss of revenues and fuel supply. There can be no assurances as to the Company’s ability to generate sufficient cash flow to cover operating expenses or debt service obligations in the absence of a Power Purchase Agreement with Williams Power Company, Inc. and related guaranty by The Williams Companies, Inc. or their affiliates.

Deloitte & Touche LLP
McLean, Virginia

March 24, 2005

AES RED OAK, L.L.C. AND SUBSIDIARY
AN INDIRECT, WHOLLY OWNED SUBSIDIARY OF THE AES CORPORATION

Consolidated Balance Sheets,
December 31, 2004 and 2003
(dollars in thousands, except share amounts)

	2004	2003
ASSETS:

Current Assets:
Cash	$5	$38
Restricted cash at cost, which approximates market value	41,584	34,837
Receivables	4,374	4,070
Receivable from affiliate	30	51
Prepaid and other assets	599	628
Total current assets	46,592	39,624
Land	4,240	4,240
Property, plant, and equipment – net of accumulated depreciation of $27,614 and $15,830, respectively	399,338	408,963
Deferred financing costs – net of accumulated amortization of $3,941 and $3,128 respectively	14,764	15,577
Other assets	606	219
Total assets	$465,540	$468,623

LIABILITIES AND MEMBER’S EQUITY

Current Liabilities:
Accounts payable	$784	$398
Accrued liabilities	1,945	956
Accrued interest	2,722	2,759
Liabilities under spare parts agreement – current portion	827	4,520
Payable to affiliate	282	131
Bond payable-current portion	5,072	5,230
Payable to Raytheon.	30,302	—
Payable to Williams	10,000	35,000
Total current liabilities	51,934	48,994

Bonds payable	365,060	370,132
Other liabilities	141	2,017
Total liabilities	$417,135	$421,143

Commitments and Contingencies (Note 8)

Member’s capital:
Common stock, $1 par value-10 shares authorized, none issued or outstanding	$—	$—
Contributed capital	56,873	56,775
Member’s deficit	(8,468)	(9,295)
Total member’s capital	48,405	47,480
Total liabilities and member’s capital	$465,540	$468,623

See notes to consolidated financial statements.

AES RED OAK, L.L.C. AND SUBSIDIARY
AN INDIRECT, WHOLLY OWNED SUBSIDIARY OF THE AES CORPORATION

Consolidated Statements of Operations,
years ended December 31, 2004, 2003 and 2002
(dollars in thousands)

	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
OPERATING REVENUES
Energy	$69,682	$64,206	$26,244

OPERATING EXPENSES
Fuel costs	627	906	6,898
Fuel conversion volume rebate	5,859	5,793	1,645
Corporate management fees	1,642	1,608	594
Other operating expenses	10,631	7,207	1,990
Depreciation expense	11,788	11,392	4,438
Property taxes and insurance	2,801	2,284	794
General administrative costs	1,149	1,718	443
Total operating expenses	34,497	30,908	16,802
Operating income	$35,185	$33,298	$9,442

OTHER INCOME (EXPENSE)
Interest income	$476	$495	$125
Other income- interim rebates	—	1,427	957
Liquidated damages received	—	—	1,810
Interest expense	(33,798)	(34,232)	(13,163)
Letter of credit fees and other	(1,036)	(1,013)	(379)
Liquidated damages paid	—	(249)	(1,810)
Total other income (expense)	(34,358)	(33,572)	(12,460)
NET INCOME (LOSS)	$827	$(274)	$(3,018)

See notes to consolidated financial statements.

AES RED OAK, L.L.C. AND SUBSIDIARY
AN INDIRECT, WHOLLY OWNED SUBSIDIARY OF THE AES CORPORATION

Consolidated Statements of Changes in Member’s Capital,
years ended December 31, 2004, 2003 and 2002
(dollars in thousands)

	Common Stock		Contributed	Member’s	Member’s
	Shares	Amount	Capital	Deficit	Equity
BALANCE, DECEMBER 31, 2001	—	$—	$986	$(2,953)	$(1,967)
Contributed capital	—	—	55,750	—	55,750
Dividends	—	—	—	(2,000)	(2,000)
Net loss	—	—	—	(3,018)	(3,018)
BALANCE, DECEMBER 31, 2002	—	$—	$56,736	$(7,971)	$48,765
Contributed capital	—	—	39	—	39
Dividends	—	—	—	(1,050)	(1,050)
Net loss	—	—	—	(274)	(274)
BALANCE, DECEMBER 31, 2003	—	$—	$56,775	$(9,295)	$47,480
Contributed capital	—	—	$98	—	$98
Net income	—	—	—	827	827
BALANCE, DECEMBER 31, 2004	—	$—	$56,873	$(8,468)	$48,405

See notes to consolidated financial statements.

AES RED OAK, L.L.C. AND SUBSIDIARY
AN INDIRECT, WHOLLY OWNED SUBSIDIARY OF THE AES CORPORATION

Consolidated Statements of Cash Flows, for the years
ended December 31, 2004, 2003 and 2002
(dollars in thousands)

	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
OPERATING ACTIVITIES:
Net income (loss)	$827	$(274)	$(3,018)
Amortization of deferred financing costs	813	813	853
Depreciation	11,788	11,392	4,438
Loss on disposal of asset	46	—	—
Change in:
Accounts receivable	(304)	4,372	(8,442)
Receivable from affiliate	21	258	(184)
Prepaid and other assets	29	(398)	(230)
Other assets	(387)	(78)	(141)
Accounts payable	386	(777)	293
Accrued liabilities	753	(560)	1,454
Accrued interest	(37)	(45)	(17)
Payable to affiliate	151	113	(64)

Net cash provided by (used in) operating activities	14,086	14,816	(5,058)
INVESTING ACTIVITIES:
Payments for capital additions	(1,973)	(2,696)	(24,029)
Payments under long term spare parts agreement	(5,569)	(2,788)	(1,175)
Retention payable	—	—	(29,478)
Restricted cash	(6,747)	(27,088)	(1,688)

Net cash (used in) investing activities	(14,289)	(32,572)	(56,370)
FINANCING ACTIVITIES:
Payment of principal on bonds payable	(5,230)	(6,218)	(2,420)
Contribution from parent	98	39	55,750
Security proceeds from (repayment to) Williams under PPA	(25,000)	25,000	10,000
Proceeds from Raytheon letter of credit under EPC agreement	30,302	—	—
Dividends paid to parent	—	(1,050)	(2,000)
Net cash provided by financing activities	170	17,771	61,330
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(33)	$15	$(98)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$38	$23	$121
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5	$38	$23
SUPPLEMENTAL DISCLOSURE OF OTHER ACTIVITIES:
Interest paid (net of amounts capitalized)	$33,022	$33,537	$8,437
Receipt of spare parts under long-term service agreement	$205	$289	$10,500
Transfer of construction in progress to property, plant and equipment	$223	$344	$411,597

See notes to consolidated financial statements.

AES RED OAK L.L.C. AND SUBSIDIARY
AN INDIRECT WHOLLY OWNED SUBSIDIARY OF THE AES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

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

2.              OPERATIONS

During 2002, as further discussed in Note 7, the credit ratings of the long-term senior unsecured debt of The Williams Companies, Inc. were downgraded to below investment grade.  Since achieving commercial operations, under the Power Purchase Agreement with Williams Energy, the Company is eligible to receive variable operations and maintenance payments, total fixed payments, energy exercise fee payments (each as defined in the Power Purchase Agreement) and other payments for the delivery of fuel conversion, capacity and ancillary services.  Since September 28, 2002, Williams Energy has not requested that the Company run the facility or “dispatch” the facility to a significant degree, outside the peak summer months. The minimum capacity payments provided for under the Power Purchase Agreement have been the Company’s primary source of operating revenues, representing $62.5 million of the Company’s total revenues of $69.7 million for the twelve months ended December 31, 2004.  The Company has used these operating revenues, together with interest income from the investment of available cash balances and the $10 million Prepayment from Williams (Note 7) to fund its generation expenses, other operations and maintenance expenses and debt service costs.  As discussed in Note 7, in the event that The Williams Companies, Inc. regains and maintains its investment grade status, Williams Energy provides a substitute guaranty of investment grade rating, or posts a letter of credit, the Company will be required to return the $10 million alternative credit support prepayment provided by Williams Energy in accordance with the terms of the Letter Agreement. Williams Energy has notified the Company that it intends to post a letter of credit for the remaining $10 million in June 2005.

The Company currently anticipates being dispatched by Williams Energy beginning in April 2005 but can provide no assurance that this will occur.  In the event that the facility is not dispatched, the Company’s operating revenues will consist of minimum capacity payments under the Power Purchase Agreement.  The Company has also provided two letters of credit, the Power Purchase Agreement Letter of Credit ($10 million) and the debt service reserve letter of credit ($22 million) (Notes 6 and 7) that may be utilized if necessary to fund obligations as they become due.

The Company currently believes that its sources of liquidity will be adequate to meet its needs through the end of 2005.  This belief is based on a number of assumptions, including but not limited to the continued performance and satisfactory financial condition of the third parties on which the Company depends, particularly Williams Energy as fuel supplier and purchaser of all electric energy and capacity produced by the facility as well as ancillary and fuel conversion services of the Company (as provided by the Power Purchase Agreement) and The Williams Companies, Inc. as guarantor of Williams Energy’s performance under the Power Purchase Agreement.  Known and unknown risks, uncertainties and other factors outside the Company’s control may cause actual results to differ materially from its current expectations.  These risks, uncertainties and factors include but are not limited to risks and uncertainties related to the financial condition and continued performance of the third parties on which the Company depends, including Williams Energy and The Williams Companies and its affiliates, the possibility that the facility will not be dispatched to a significant degree, delays in or disputes over the completion of the facility, the possibility of unexpected problems related to the performance of the facility, the possibility of unexpected expenses or lower than expected revenues and additional factors that are unknown to the Company or beyond its control.

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

Restricted Cash and Investments - The Company is prohibited from making any distributions unless it has required minimum balances in certain accounts and has met certain other conditions contained in the Indenture and the Collateral Agency and Intercreditor Agreement governing the senior secured bonds. The $41.6 million balance of restricted cash consists of cash to be used to repay the drawdown of the letter of credit from Raytheon and the prepayment credit support amount owed to Williams (See Note 7 - Power Purchase Agreement).  The Company had the required minimum balances and had met the required conditions when it made distributions of $1.05 million and $2.0 million to AES Red Oak, Inc. on December 31, 2003 and 2002, respectively.

Property, Plant and Equipment — Property, plant and equipment is recorded at cost.  Depreciation, after consideration of salvage value, is computed using the straight-line method over the estimated useful lives of the assets, which range from five to thirty-six years.  Maintenance and repairs are charged to expense as incurred.  The depreciable lives and the original costs of the Company’s property, plant and equipment by category are as follows:

Description of Asset	Depreciable Life	Original Costs at December 31, 2004	Original Costs at December 31, 2003
		(in thousands)	(in thousands)
Buildings	35	$1,767	$1,767
Vehicles	5	112	112
Computers	6	772	772
Furniture and Fixtures	10	515	515
Combustion Turbine Generator Parts	9-36	53,345	45,367
Gas Heaters	35	1,119	1,119
Spare Parts Inventory	—	5,379	12,751
Plant	35	363,943	362,390
		$426,952	$424,793

Spare Parts Inventory – Spare parts inventory consists of rotable and other spare parts, primarily covered under the Maintenance Services Agreement discussed in Note 8.  Inventory is reported at cost and is included in Property, Plant and Equipment, once received from Siemens Westinghouse.  The liability for these spare parts is reflected as current and long-term liabilities in the accompanying balance sheets. For financial reporting purposes, payments made to Siemens Westinghouse are treated as a reduction of the liability in the accompanying balance sheet, except for the portion that is considered maintenance expense when a scheduled outage occurs.

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

Reclassifications – Certain reclassifications have been made to prior period amounts to conform to the 2004 presentation.

4.  CONCENTRATION OF CREDIT RISK IN WILLIAMS ENERGY AND ITS AFFILIATES

Williams Energy is currently the Company’s sole customer for purchases of capacity, ancillary services, and energy and its sole source for fuel.  Williams Energy’s payments under the Power Purchase Agreement are expected to provide all of the Company’s operating revenues during the term of the Power Purchase Agreement.  It is unlikely that the Company would be able to find another purchaser or fuel source on similar terms for its facility if Williams Energy were not performing under the Power Purchase Agreement.  Any material failure by Williams Energy to make capacity and fuel conversion payments or to supply fuel under the Power Purchase Agreement would have a severe impact on the Company’s operations, and may result in a default on the Company’s debt.  The payment obligations of Williams Energy under the Power Purchase Agreement are guaranteed by The Williams Companies, Inc.  The payment obligations of The Williams Companies, Inc. under the guaranty are capped at an amount equal to approximately $510 million.  Beginning on January 1 of the first full year after the commercial operation date, this guaranty cap is to be reduced semiannually by a fixed amount which is based on the amortization of the Company’s senior secured bonds during the applicable semiannual period (see Note 7). As of December 31, 2004, the guarantee was capped at $501.4 million.

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

5.              NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FIN No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN No. 46”).  In October 2003, FASB Staff Position No. 46-6, “Effective Date of FIN No. 46, Consolidation of Variable Interest Entities” deferred the effective date of FIN No. 46 for variable interests held by a public entity in a variable interest entity (“VIE”) that was created or acquired before February 1, 2003 to the end of the first interim or annual period ending after December 15, 2003.  In December 2003, FASB issued FIN 46 (revised December 2003), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN 46(R)”), which clarified some requirements and incorporated several staff positions that the Company was already required to apply.  In addition, FIN 46(R) deferred the effective date for VIEs that were created or acquired before February 1, 2003 and were not considered special purpose entities (“SPEs”) prior to the issuance of the interpretation until the end of the first reporting period ending after March 15, 2004.  FIN 46(R) defines a VIE as (i) any entity in which the equity investors at risk in such entity do not have the characteristics of a controlling financial interest, or (ii) any entity that does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties.  It requires the consolidation of the VIE by the primary beneficiary.  The adoption of FIN 46(R) requires the Company to include disclosures for non SPE VIEs created or acquired on or after February 1, 2003 in its consolidated financial statements related to the total assets and the maximum exposure to loss resulting from the Company’s interests in VIEs.  The adoption of FIN 46(R) did not have a material effect on the Company’s financial position, results of operations, or cash flows.

6.              BONDS PAYABLE

On March 15, 2000, the Company issued $224 million of 8.54% senior secured bonds due 2019 (“2019 Bonds”) and $160 million of 9.20% senior secured bonds due 2029 (2029 Bonds and together with the 2019 Bonds, the “Bonds”) to qualified institutional buyers and/or institutional accredited investors, pursuant to a transaction exempt from registration under the Securities and Exchange Act of 1933 (the Act) in accordance with Rule 144A of the Act. In late September 2000, the Company consummated an exchange offer whereby the holders of the Bonds exchanged their privately placed bonds for registered bonds. The net proceeds of the bonds (after deferred financing costs), approximately $365 million, were used to prepay Washington Group International, Inc. (“WGI”) and other construction costs of the Company and were also used, during the construction period, for interest payments to bondholders.

Future Maturities of Debt - Principal on the Bonds is payable quarterly in arrears.  Principal payments on the 2019 Bonds commenced on August 31, 2002. Quarterly principal repayment of the 2029 Bonds does not commence until February 28, 2019.  The final maturity date for the Bonds is November 30, 2019 and November 30, 2029, respectively.

 Interest & Principal Repayment Schedule:

Year	Interest	Principal
	(in thousands)
2005	$32,578	$5,072
2006	32,111	7,100
2007	31,502	6,106
2008	30,940	8,122
2009	30,117	12,520
2010 and thereafter	287,290	331,212
Total Payments	$444,538	$370,132

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

Collateral Agency Agreement - The Collateral Agency Agreement requires the Company to fund or provide the funding or a letter of credit for a debt service reserve fund. The debt service reserve fund letter of credit was posted at financial closing in the amount of $22 million dollars, and has an expiration date of March 15, 2007. The amount required for funding the debt service reserve fund is equal to six months scheduled payments of principal and interest on the bonds.

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

Bond Ratings and Effect on Working Capital Agreement.  In connection with the initial financing of the facility, the Company had entered into a working capital agreement pursuant to which it could borrow up to $2.5 million for use in connection with the payment of operating and maintenance costs of the project.  The obligation of the banks that were party to the working capital agreement to extend loans to the Company under the working capital agreement were subject to, among others, the following conditions precedent:

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

As the Company’s senior secured bonds have been rated lower than “BBB-” by S&P and lower than “Baa3” by Moody’s since 2002, funds had not been available to the Company under the working capital agreement. The term of this working capital agreement expired on March 15, 2005. The Company is currently reviewing comparable financing facilities that would allow for funds to be available for future working capital requirements, as needed. Further, as a result of the bond ratings downgrades the Company must pay higher fees for draws on its project support agreements.  There can be no assurance that the ratings on the senior secured bonds of the Company will be increased or that lenders will provide a comparable replacement of the working capital agreement.

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

Under the Power Purchase Agreement, the commercial operation date was required to occur by December 31, 2001, however the Company had the right to extend the commercial operation date until June 30, 2002 by invoking its right to a free extension option which was available under the Power Purchase Agreement if certain conditions were met.  The Company exercised its right to extend the commercial operation date from December 31, 2001 to June 30, 2002, as granted under the free extension option. In addition, the Company had the right under the Power Purchase Agreement to again extend the commercial operation date (the Second Paid Extension Option) from June 30, 2002 to June 30, 2003, upon written notification to Williams Energy no later than May 21, 2002 (which represented an agreed upon extension from the original April 30, 2002 notification deadline), by paying Williams Energy (i) an amount equal to the lesser of any actual damages Williams Energy suffered or incurred after June 30, 2002, as a result of Williams Energy’s reliance upon delivery by such date, to the extent said damages cannot be mitigated fully, or $3.0 million and (ii) certain amount of liquidated damages as calculated pursuant to the Power Purchase Agreement.  On May 21, 2002, the Company exercised the Second Paid Extension Option.  As of December 31, 2002, the Company had paid liquidated damages to Williams Energy at the rate of $11,000 per day for the period beginning on July 1, 2002 and ending on August 31, 2002 which in aggregate amounted to $682,000.  The Company had also paid liquidated damages to Williams Energy at the rate of $22,000 per day for the period beginning on September 1, 2002, and ending on September 27, 2002 which in aggregate amounted to $594,000.  During the period of the Second Paid Extension Option, the Company continued to collect liquidated damages through August 10, 2002 from Raytheon under the construction agreement in the amount of $108,000 per day.  As of December 31, 2003, the Company had received $14 million in liquidated damages from Raytheon under the construction agreement, but none subsequent to that date.

The Company entered into arbitration with Williams Energy to resolve certain disputes regarding the date of commercial operation and the proper interpretation of certain provisions of the Power Purchase Agreement relating to the amounts claimed by the Company to be payable by Williams Energy.  Williams Energy has withheld or offset from amounts invoiced by the Company amounts that Williams Energy believes were improperly invoiced based on

Williams Energy’s interpretation of the Power Purchase Agreement.  The arbitration related to disputed amounts of approximately $7.6 million, which included a $594,000 payment extension option dispute and a $7.0 million commercial operation start date dispute. On November 4, 2003, the Company and Williams Energy settled this dispute.  Under the settlement, Williams made a cash payment to the Company of $4,050,153 on November 14, 2003, which included $225,055 of interest from October 2002 to the payment date, and the commercial operation date was agreed to be September 28, 2002. The related revenue had been substantially recorded in September 2002, with the remaining amount recorded in the fourth quarter of 2003. This payment settles all payment obligations between the parties for the month of September 2002 with respect to the commercial operation date under the Power Purchase Agreement.  From the Company’s perspective, the cash payment has the economic effect of recognizing a commercial operation date prior to September 28, 2002. The Company is also disputing $1.4 million of merchant price, testing gas and other charges with Williams Energy that the Company contends is owed by Williams Energy. This was not part of the above arbitration.

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

Pursuant to Section 18.3 of the Power Purchase Agreement, in the event that S&P’s or Moody’s rates the long-term senior unsecured debt of The Williams Companies, Inc. lower than investment grade, The Williams Companies, Inc. is required to supplement The Williams Companies, Inc. guaranty with additional alternative security that is acceptable to the Company within 90 days after the loss of such investment grade rating.  According to published sources, The Williams Companies, Inc.’s long term senior unsecured debt has been rated below investment grade since 2002 by both S&P and Moody’s.

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

Williams Energy made the Prepayment on November 14, 2002 and provided an additional $25 million of cash to the Company on January 6, 2003 as the alternative credit support.  As allowed by the Letter Agreement, Williams elected to have the $10 million Prepayment included as part of the alternative credit support. On September 24, 2004, Williams Energy posted a letter of credit and the Company returned the $25 million of alternative credit support. As allowed by the Letter Agreement, Williams Energy has elected to have the $10 million Prepayment included as part of the alternative credit support.  In the event that The Williams Companies, Inc. regain and maintains its investment grade status, provides a substitute guaranty of investment grade rating, or posts a letter of credit, the Company will be required to return the remaining $10 million alternative credit support to Williams Energy in accordance with the terms of the Letter Agreement as described above.  Williams Energy has notified the Company that it intends to post a letter of credit for the remaining $10 million in June 2005.

8.              COMMITMENTS AND CONTINGENCIES

Construction Agreement - The Company entered into an Agreement for Engineering, Procurement and Construction (EPC) services, dated as of October 15, 1999, between the Company and WGI (as the successor contractor), as amended for the design, engineering, procurement, site preparation and clearing, civil works, construction, start-up, training and testing and to provide all materials and equipment (excluding operational spare parts), machinery, tools, construction fuels, chemicals and utilities, labor, transportation, administration and other services and items (collectively and separately, the “services”) of the facility. Under a guaranty in the Company’s favor, effective as of October 15, 1999, all of WGI’s obligations under the construction agreement are irrevocably and unconditionally guaranteed by Raytheon. In 2001, as a result of WGI’s bankruptcy filing, the Company made a demand on Raytheon to perform its obligations under the Raytheon guaranty and WGI, Raytheon and the Company entered into agreements pursuant to which Raytheon became responsible for the construction of the facility.

Provisional acceptance has been granted and the facility has commenced commercial operations, however, Raytheon must perform certain agreed upon completion items in order to obtain final acceptance. Raytheon gave notice of Final Acceptance on July 22, 2003 based on its July 8, 2003 performance test.  On July 31, 2003, the Company received a letter from the project’s independent engineer stating that it could not support Raytheon’s claim of final acceptance and it did not consider the July 8, 2003 performance test valid.  In making this assessment, the independent engineer cited, among other reasons, (i) modifications made to certain equipment in performance of the July 8, 2003 performance test which would adversely impact the operations of the plant and other pieces of equipment and (ii) Raytheon’s failure to demonstrate compliance with guaranteed emissions limits.  On August 1, 2003, the Company rejected Raytheon’s claim of final acceptance.  This rejection was based upon Raytheon’s failure to meet the conditions for final acceptance provided for in the EPC contract. On August 7, 2003, the Company received a response from Raytheon in which Raytheon claims that the Company’s rejection of the final acceptance is invalid and improper.

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

On October 28, 2004, the Company received a complaint filed by Raytheon in the State of New York. In the complaint, Raytheon is seeking to recover $30,302,269, which represents the amount Red Oak drew down on the letter of credit on August 26, 2004, attorneys’ fees and costs, and also to recover up to $110 million of net expense Raytheon claims to have incurred in good faith under the governing guaranty and construction agreements.  The Company filed an answer and counterclaim on December 13, 2004, in which it denied liability to Raytheon, asserted various defenses and countersued Raytheon for breach of the EPC Agreement and Settlement Agreement, breach of express warranties under the EPC Agreement, and fraudulent misrepresentation and concealment.  The Company claimed damages of not less than $140 million and attorneys’ fees and costs to the extent allowable.  Raytheon moved to dismiss the Company’s fraudulent misrepresentation and concealment claim and to limit Company’s damages on January 14, 2005.  The Company filed its opposition to the motion to dismiss and also filed an amended counterclaim on February 18, 2005.  Thereafter, Raytheon agreed to withdraw its motion to dismiss.  On March 4, 2005, Raytheon filed a motion for summary judgment that seeks the return of $16,311,711 of the Letter of Credit draw.  The Company has not yet filed its opposition to the motion, and Raytheon has not yet filed an answer to the amended counterclaim. The Company has recorded the $30.3 million as a current liability, but has not accrued any additional amounts with respect to Raytheon’s claims.  The Company believes it has meritorious defenses to the claims asserted by Raytheon against it and intends to defend the lawsuit and pursue its counterclaims vigorously.

Maintenance Services – The Company has entered into the Maintenance Program Parts, Shop Repairs and Scheduled Outage TFA Services Contract (“Maintenance Services Agreement”), dated as of December 8, 1999, with Siemens Westinghouse by which Siemens Westinghouse will provide the Company with, among other things, combustion turbine parts, shop repairs and scheduled outage technical field assistance services. The Maintenance Services Agreement became effective on the date of execution and unless terminated early, will terminate upon completion of shop repairs performed by Siemens Westinghouse following the twelfth scheduled outage of the applicable combustion turbine or 16 years from the effective date of the contract, whichever occurs first, unless the Company exercises its right to terminate the agreement after the first major outage of the turbines.

The Maintenance Services Agreement indicates that the Company will pay fees each month based on a stated amount for each equivalent base load hour of the combustion turbines, adjusted for inflation, over the term of the agreement.  However, if a scheduled maintenance outage occurs prior to 8,000 equivalent base load hours being accumulated since the last scheduled maintenance outage for that turbine, the Company will be invoiced the remaining amount to equate to 8,000 hours (“true-up”). In the event the Company is not required to dispatch the facility, there is no charge for that month.

The total of these payments was approximately $6.8 million, $4.7 million and $1.2 million for the years ended December 31, 2004, 2003 and 2002, respectively, which included true-ups for two planned maintenance outages, as the turbines were far short of the 8,000 EBH level. Assuming a similar dispatch level in 2005 as in 2004, and the performance of one planned hot gas maintenance outage, a comparable level of payments would be expected for the year ended December 31, 2005. Based upon the Company’s current estimates, assuming a certain number of equivalent base hours and equivalent starts, the first major outages would be completed by 2011 and the remaining minimum payments to Siemens Westinghouse would approximate $32 million through that period.

As of December 31, 2004, the Company had received approximately $11.0 million in rotable spare parts under this agreement.  This amount is recorded as spare parts inventory, or as Property, Plant and Equipment when placed in service. The remaining amount owed to Siemens is recorded as current and long-term liabilities in the accompanying balance sheets.  For financial reporting purposes, payments made to Siemens Westinghouse are treated as a reduction of the liability in the accompanying balance sheet, except for the portion that is considered maintenance expense when a scheduled outage occurs.

Water Supply and Water Supply Pipeline – The Company has entered into a contract with the Borough of Sayreville (the “Borough”) by which the Borough will provide untreated water to the Company. The contract has a term of 30 years with an option to extend for up to four additional five-year terms. The Company is contractually committed to a minimum annual payment of $300,000.

Interconnection Agreement – The Company entered into an interconnection agreement with Jersey Central Power & Light Company (“JCP&L”) d/b/a GPU Energy (“GPU”), and is dated April 27, 1999. GPU has since been merged with, and into, FirstEnergy, and JCP&L is now a subsidiary of FirstEnergy.  This agreement is to transmit the electricity generated by the facility to the transmission grid so that it may be sold as prescribed under the Power Purchase Agreement. The agreement is in effect for the life of the facility, yet may be terminated by mutual consent of both GPU and the Company under certain circumstances as detailed in the agreement. Costs associated with the agreement are based on electricity transmitted via GPU at a variable price and the PJM (Pennsylvania/New Jersey/Maryland) Tariff as charged by GPU, which is comprised of both service cost and asset recovery cost, as determined by GPU and approved by the Federal Energy Regulatory Committee. The Company has been importing electricity from the transmission system to support commissioning of the facility since July 2001 and the interconnection facilities have exported power to the transmission system since that time.

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

Land Development Plan – The Company entered into an agreement with the Borough of Sayreville by which the Company will develop and implement a plan to replace trees which were removed during clearing of the facility site.  The Land Development Plan is required for final site approval. The estimated cost of the plan is approximately $425,000.  The Company is in the process of selecting a contractor to perform the service and no payments have been made as of December 31, 2004.  On July 23, 2003, the project was secured by a letter of credit issued by Union Bank of California for $425,000 with the Borough of Sayreville as the beneficiary.  This irrevocable standby letter of credit had an expiration date of June 30, 2004, but was automatically extended for another one-year period. On August 19, 2004, AES secured a performance bond for $539,493 relating to the tree replacement and other site improvements. This bond replaces the previous letter of credit and represents the amount potentially due if there is a failure of AES Red Oak, LLC to take action regarding the plan.

9.              RELATED PARTY TRANSACTIONS

Effective March 2000, the Company entered into a 32-year development and construction management agreement with AES Sayreville, L.L.C. (“Sayreville”), another wholly owned subsidiary of Red Oak, to provide certain support services required by the Company for the development and construction of the facility. Under this agreement Sayreville has also provided operations management services for the Company since the commencement of commercial operation. Minimum amounts payable under the contract during 2004 were approximately $137,000 per month. Corporate management fees were $1.6 million for each of the years ended December 31, 2004 and 2003 and was $0.6 million for the partial year of operations ended December 31, 2002. Corporate management fees are charged on a monthly basis based on a fixed amount which is adjusted annually for inflation.

AES Sayreville is compensated for its maintenance and operation services on a cost basis, and it also receives certain management fees which it passes on to The AES Corporation.  For the years ended December 31, 2004, 2003 and 2002, the Company paid AES Sayreville a total of $5.3 million, $5.3 million and $4.4 million, respectively, for their services. AES will continue to supply Sayreville with the personnel, operational and maintenance services necessary to carry out its obligations to the Company.

The Company had accounts receivable from affiliates of $30,000 and $51,000 as of December 31, 2004 and 2003, respectively.  The Company had accounts payable to its parent and affiliates of $282,000 and $131,000 as of December 31, 2004 and 2003, respectively.  Accounts receivable from affiliates generally represents charges for certain projects that the Company has paid for and invoiced to its affiliates.  Accounts payable to parent and affiliates represent general amounts owed to the Company’s parent and affiliates for shared services.

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

The fair value of the Company’s restricted investments approximates their carrying value. The Bonds had a carrying amount of $370.1 million and $375.4 million at December 31, 2004 and 2003, respectively.  The Bonds had a fair value of approximately $415.4 million and $399.0 million, respectively, at December 31, 2004 and 2003.

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

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table summarizes the unaudited quarterly statements of operations for the Company for the years ended December 31, 2004 and 2003, respectively.

	AES Red Oak, LLC
	Quarter Ended December 31, 2004	Quarter Ended September 30, 2004	Quarter Ended June 30, 2004	Quarter Ended March 31, 2004
	(dollars in thousands)
OPERATING REVENUES
Energy	$12,235	$27,904	$17,915	$11,628
OPERATING EXPENSES
Operating expenses	(7,484)	(9,022)	(9,215)	(7,627)
General and administrative costs	(448)	(213)	(311)	(177)
Total Operating Expense	(7,932)	(9,235)	(9,526)	(7,804)
OPERATING INCOME	4,303	18,669	8,389	3,824

OTHER INCOME/EXPENSE
Interest income	199	158	58	61
Interest expense	(8,386)	(8,463)	(8,471)	(8,478)
Other expense	(278)	(240)	(257)	(261)
Total Other Income/Expenses	(8,465)	(8,545)	(8,670)	(8,678)
NET INCOME (LOSS)	$(4,162)	$10,124	$(281)	$(4,854)

	AES Red Oak, LLC
	Quarter Ended December 31, 2003	Quarter Ended September 30, 2003	Quarter Ended June 30, 2003	Quarter Ended March 31, 2003
	(dollars in thousands)
OPERATING REVENUES
Energy	$11,639	$25,799	$15,747	$11,021
OPERATING EXPENSES
Operating expenses	(5,976)	(7,549)	(6,689)	(6,692)
General and administrative costs	(1,047)	(1,025)	(977)	(953)
Total Operating Expense	(7,023)	(8,574)	(7,666)	(7,645)
OPERATING INCOME	4,616	17,225	8,081	3,376

OTHER INCOME/EXPENSE
Interest income	294	57	67	77
Interest expense	(8,551)	(8,575)	(8,492)	(8,614)
Liquated damages received	12	202	610	603
Other expense	(252)	(255)	(255)	(251)
Liquated damages paid	(249)	—	—	—
Total Other Income/Expenses	(8,746)	(8,571)	(8,070)	(8,185)
NET INCOME (LOSS)	$(4,130)	$8,654	$11	$(4,809)

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  We carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer (“CEO”) and chief financial officer (“CFO”), of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15-d-15 (e) as required by paragraph (b) of the Exchange Act Rules 13a-15 or 15d-15) as of December 31, 2004.  The Company’s management, including the CEO and CFO, is engaged in a comprehensive effort to review, evaluate and improve our controls; however, management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all errors and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.

Based upon the controls evaluation performed, the CEO and CFO have concluded that as of December 31, 2004, our disclosure controls and procedures were effective to provide reasonable assurance that material information relating to us and our consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls.  In the course of our evaluation of disclosure controls and procedures, management considered certain internal control areas in which the Company has made and are continuing to make changes to improve and enhance controls.  Based upon that evaluation, the CEO and CFO concluded that there were no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter ended December 31, 2004, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Compliance with Section 404 of the Sarbanes Oxley Act of 2002.  Beginning with the year ending December 31, 2006, Section 404 of the Sarbanes-Oxley Act of 2002 will require us to include an internal control report of management with our annual report on Form 10-K.  The internal control report must contain (1) a statement of management’s responsibility for establishing and maintaining adequate internal controls over financial reporting for our Company, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal controls over financial reporting, (3) management’s assessment of the effectiveness of our internal controls over financial reporting as of the end of our most recent fiscal year, including a statement as to whether or not our internal controls over financial reporting are effective, and (4) a statement that our independent auditors have issued an attestation report on management’s assessment of our internal controls over financial reporting.

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

Not applicable pursuant to General Instruction I of the Form 10-K.

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable pursuant to General Instruction I of the Form 10-K.

ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES

   Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant’s annual financial statements, included in registrant’s form 10-K, and review of the financial statements included in the registrant’s Form 10Q (17CFR249.308a) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were approximately $241,000 and $219,000 for the years ended December 31, 2004 and 2003, respectively.

The registrant’s board of directors serves as its audit committee. All audit and non-audit services to be provided to the registrant by its principal accountant are approved by the board of directors. A pre-approval policy is in place with The AES Corporation Audit Committee.

All Other Fees

There were no other fees paid to the principal accountant for the years ended December 31, 2004 and 2003, respectively.

PART IV

ITEM 15.                      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

a)              The following documents are filed as part of this report:

1.                                       Consolidated Financial Statements Filed:
Please refer to Item 8 - Consolidated Financial Statement and Supplementary Data.

2.                                       Consolidated Financial Statement Schedules Filed:
None.

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

4.5	Global Bond, dated March 15, 2000, evidencing 8.54% Senior Secured Bonds of AES Red Oak, L.L.C., Series A due 2019 in the principal amount of $224,000,000.

4.6	Global Bond, dated March 15, 2000, evidencing 9.20% Senior Secured Bonds of AES Red Oak, L.L.C., Series B due 2029 in the principal amount of $160,000,000.

Exhibit Number	Description
4.7	Equity Subscription Agreement, dated as of March 1, 2000, by and among AES Red Oak, L.L.C., AES Red Oak, Inc. and the Collateral Agent.

4.8	Working Capital Agreement, dated as of March 1, 2000, by and among AES Red Oak, L.L.C., Working Capital Provider, and the Banks named therein.

4.9	Security Agreement, dated as of March 1, 2000, by and between AES Red Oak, L.L.C. and the Collateral Agent.

4.10	Pledge and Security Agreement, dated as of March 1, 2000, by and between AES Red Oak, Inc. and the Collateral Agent.

4.11	Pledge and Security Agreement, dated as of March 1, 2000, by and between AES Red Oak, L.L.C. and the Collateral Agent.

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

Exhibit Number	Description
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

10.5	Development and Operations Services Agreement, dated as of March 1, 2000, by and between AES Sayreville, L.L.C. and AES Red Oak, L.L.C.

10.7	Water Supply Agreement, dated as of December 22, 1999, by and between AES Red Oak, L.L.C. and the Borough of Sayreville.

10.8	General Facility Transmission Interconnection Agreement, dated as of April 27, 1999, by and between Jersey Central Power & Light Company d/b/a GPU Energy and AES Red Oak, L.L.C.

10.9	Mortgage, Security Agreement and Assignment of Leases and Income, dated as of March 1, 2000, by and between AES Red Oak, L.L.C. and the Mortgagee.

10.10	Assignment of Leases and Income, dated as of March 1, 2000, by

Exhibit Number	Description
and between AES Red Oak, L.L.C. and the Collateral Agent.

10.11	Financial Agreement, dated as of December 3, 1999, by and between AES Red Oak Urban Renewal Corporation and the Borough of Sayreville.

10.12	Promissory Note, dated as of March 15, 2000, of AES Red Oak Urban Renewal Corporation to AES Red Oak, L.L.C.

10.13	Ground Lease Agreement, dated as of March 1, 2000, by and between AES Red Oak, L.L.C. and AES Red Oak Urban Renewal Corporation.

10.14	Sublease Agreement, dated as of March 1, 2000, by and between AES Red Oak Urban Renewal Corporation and AES Red Oak, L.L.C.

10.15	Memorandum of Ground Lease, dated as of March 1, 2000, by and between AES Red Oak, L.L.C. and AES Red Oak Urban Renewal Corporation.

10.16	Memorandum of Sublease, dated as of March 1, 2000, by and between AES Red Oak Urban Renewal Corporation and AES Red Oak, L.L.C.

10.17	Construction Agency Agreement, dated as of March 1, 2000, by and between AES Red Oak Urban Renewal Corporation and AES Red Oak, L.L.C.

10.18	Leasehold Mortgage, Security Agreement and Assignment of Leases and Income, dated as of March 1, 2000, by and between AES Red Oak Urban Renewal Corporation and AES Red Oak, L.L.C.

10.19	Assignment of Mortgage, dated as of March 1, 2000, by AES Red Oak, L.L.C. in favor of the Collateral Agent.

10.20	URC Security Agreement, dated as of March 1, 2000, by and between AES Red Oak Urban Renewal Corporation and AES Red Oak, L.L.C.

10.21	Assignment of Leases and Income, dated as of March 1, 2000, by and between AES Red Oak Urban Renewal Corporation and AES Red Oak, L.L.C.

10.22	Assignment of Assignment of Leases and Income, dated as of March 1, 2000, by AES Red Oak, L.L.C. in favor of the Collateral Agent.

10.23	Guaranty, dated as of March 1, 2000, by The Williams Companies, Inc. in favor of AES Red Oak, L.L.C. (Power Purchase Agreement Guaranty). (Portions of this exhibit have

Exhibit Number	Description
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

10.26**	Letter Agreement, dated November 7, 2002, between AES Red Oak, L.L.C. and Williams Energy Marketing & Trading Company.

10.27	Letter Agreement, dated March 5, 2003 between AES Red Oak, L.L.C. and Raytheon Company.

12*	Computation of Ratios of Earnings (Deficiency) to Fixed Charges.

21*	Subsidiary of the Registrant.

31.1*	Certification by Chief Executive Officer Required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

31.2*	Certification by Chief Financial Officer Required by Rule 13a-14(a) or 15d— 14(a) of the Securities Exchange Act of 1934

32*	Section 1350 Certifications

* Filed herewith.

** Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002 and incorporated by reference herein.

Supplementary Information to be Furnished With Reports filed Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered
Securities Pursuant to Section 12 of the Act.

No annual report or proxy materials have been sent to security holders during the fiscal year ended December 31, 2004. No annual report or proxy materials will be sent to security holders subsequent to the filing of this annual report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AES RED OAK, L.L.C.

/s/ A.W. Bergeron
By:	A.W. Bergeron
Title:	President

/s/ Thomas P. Keating
By:	Thomas P. Keating
Title:	Chief Financial Officer

Date: March 30, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ A. W Bergeron
A. W Bergeron	Director	March 24, 2005

/s/ Edward P. Convery
Edward P. Convery	Director	March 30, 2005

/s/ Dan Rothaupt
Dan Rothaupt	Director	March 30, 2005