Form 10-Q
period 2005-03-31
AES RED OAK LLC
filed 2005-05-13
CIK 1117445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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

Yes ☐     No ☒

Registrant is a wholly-owned subsidiary of The AES Corporation.  Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is filing the Quarterly Report on form 10-Q with the reduced disclosure format authorized by General Instruction H(2).

AES RED OAK, L.L.C.

PART I. FINANCIAL INFORMATION

Item 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AES RED OAK, L.L.C. AND SUBSIDIARY

AN INDIRECT, WHOLLY-OWNED SUBIDIARY OF THE AES CORPORATION

Condensed Consolidated Statements of Operations,

Three Months Ended March 31, 2005 and 2004

(dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
OPERATING REVENUES
Energy	$11,844	$11,628

OPERATING EXPENSES
Fuel conversion volume rebates	1,632	1,029
Corporate management fees	416	408
Other operating expens	3,125	2,591
Depreciation expense	2,985	2,851
Taxes and insurance	731	748
General and administrative costs	313	177
Total operating expenses	9,202	7,804
Operating income	2,642	3,824

OTHER INCOME (EXPENSE)
Interest income	291	61
Interest expense	(8,367)	(8,478)
Letter of credit fees and other	(299)	(261)
Total other income (expense)	(8,375)	(8,678)
NET LOSS	$(5,733)	$(4,854)

See notes to condensed consolidated financial statements.

AES RED OAK, L.L.C. AND SUBSIDIARY
AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF THE AES CORPORATION
Condensed Consolidated Balance Sheets,
March 31, 2005 and December 31, 2004
(dollars in thousands, except share amounts)

(Unaudited)

	March 31,	December 31,
	2005	2004
ASSETS

Current Assets:
Cash	$31	$5
Restricted cash at cost, which approximates market value	39,292	41,584
Receivables	3,955	4,374
Receivable from affiliate	42	30
Prepaid and other expenses	464	599
Total current assets	43,784	46,592
Land	4,240	4,240
Property, plant, and equipment – net of accumulated depreciation of $30,587 and $27,614, respectively	398,847	399,338
Deferred financing costs – net of accumulated amortization of $4,144 and $3,941, respectively	14,561	14,764
Other assets	606	606

Total assets	$462,038	$465,540

LIABILITIES AND MEMBER’S EQUITY

Current Liabilities:
Accounts payable	$2,173	$784
Accrued liabilities	3,349	1,945
Accrued interest	2,719	2,722
Liabilities under spare parts agreement	462	827
Payable to affiliate	421	282
Bond payable-current portion	5,223	5,072
Payable to Raytheon	30,302	30,302
Payable to Williams Energy	10,000	10,000
Total current liabilities	54,649	51,934

Bonds payable	364,529	365,060
Other	168	141
Total liabilities	$419,346	$417,135

Member’s equity:
Common stock, $1 par value-10 shares authorized, none issued or outstanding	$—	$—
Contributed capital	56,893	56,873
Member’s deficit	(14,201)	(8,468)
Total member’s equity	42,692	48,405
Total liabilities and member’s equity	$462,038	$465,540

See notes to condensed consolidated financial statements.

The Condensed Consolidated Balance Sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date.

AES RED OAK, L.L.C. AND SUBSIDIARY
AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF THE AES CORPORATION
Condensed Consolidated Statement of Changes in Member’s Capital (Deficit)
Period from December 31, 2004 through March 31, 2005
(dollars in thousands)
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCE DECEMBER 31, 2004	—	$—	$56,873	$(8,468)	$48,405
Contributed capital – stock options and restricted stock	—	—	20	—	20
Net loss	—	—	—	(5,733)	(5,733)
BALANCE MARCH 31, 2005	—	$—	$56,893	$(14,201)	$42,692

See notes to condensed consolidated financial statements.

AES RED OAK, L.L.C. AND SUBSIDIARY
AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF THE AES CORPORATION
Condensed Consolidated Statements of Cash Flows for the Three Months Ended
March 31, 2005 and 2004
(dollars in thousands)
(Unaudited)

	Three months Ended March 31,
	2005	2004

OPERATING ACTIVITIES:
Net loss	$(5,733)	$(4,854)
Amortization of deferred financing costs	203	203
Depreciation	2,985	2,851
Loss on disposal of assets	60	—
Change in
Accounts receivable - trade	419	(19)
Receivable - from affiliates	(12)	51
Prepaid expenses	135	(190)
Other assets	—	(37)
Accounts payable	1,389	2,247
Accrued liabilities	549	798
Accrued interest	(3)	(2)
Payable to affiliates	139	17
Other	27	24

Net cash provided by operating activities	158	1,089

INVESTING ACTIVITIES:
Payments for capital additions	(1,699)	(653)
Payments under long-term spare parts agreement and other	(365)	(1,523)
Restricted cash	2,292	1,444

Net cash provided by (used in) investing activities	228	(732)

FINANCING ACTIVITIES:
Payment of principal on bonds payable	(380)	(392)
Contributions from parent	20	23

Net cash used in financing activities	(360)	(369)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	26	(12)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5	38
CASH AND CASH EQUIVALENTS, END OF PERIOD	$31	$26

SUPPLEMENTAL DISCLOSURE:
Interest paid	$8,167	$8,278
Liabilities accrued for capital additions	$855	$236

See notes to condensed consolidated financial statements.

AES RED OAK, L.L.C. AND SUBSIDIARY
AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF THE AES CORPORATION
Notes to Condensed Consolidated Financial Statements

1.                                      ORGANIZATION

General

AES Red Oak, L.L.C. (the “Company”) is a Delaware limited liability company formed on September 13, 1998, to develop, construct, own, lease, operate and maintain a gas-fired electric generating power plant in the Borough of Sayreville, Middlesex County, New Jersey and manage the production of electric generating capacity, ancillary services and energy at the Company’s facility. The Company reached provisional acceptance on August 11, 2002, risk transfer on August 13, 2002, and took the position that the Company was commercially available on September 1, 2002.  Williams Power Company, Inc., (“Williams Energy”) disputed the September 1, 2002 commercial operation date and informed the Company that it recognized commercial availability of the facility as of September 28, 2002.  On November 4, 2003, a settlement was reached and a commercial operation date of September 28, 2002 was agreed upon. Since the Company’s commercial operation date, its sole business is the ownership, leasing and operation of the project.

Our facility was initially designed, engineered, procured and constructed for the Company by Washington Group International, Inc. (“WGI”) (as the successor contractor) on a fixed-price, turnkey basis. On May 14, 2001, WGI filed a plan of reorganization along with voluntary petitions to restructure under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Nevada in Reno (the “Bankruptcy Court”). As a result of WGI’s bankruptcy filing, on June 20, 2001 the Company made a demand on the Raytheon Company (“Raytheon”) to perform its obligations under a guarantee which Raytheon had given the Company of WGI’s performance obligations under the construction agreement and Raytheon became responsible for the construction of the Company’s facility.  As discussed above, provisional acceptance has been granted and the facility has commenced commercial operations, however, Raytheon must perform certain agreed upon completion items in order to obtain final acceptance. Raytheon gave notice of final acceptance on July 22, 2003 based on its July 8, 2003 performance test.  On July 31, 2003, the Company received a letter from the project’s independent engineer stating that it could not support Raytheon’s claim of final acceptance and it did not consider the July 8, 2003 performance test valid.  In making this assessment, the independent engineer cited, among other reasons, (i) modifications made to certain equipment in performance of the July 8 performance test which would adversely impact the operations of the plant and other pieces of equipment and (ii) Raytheon’s failure to demonstrate compliance with guaranteed emissions limits.  On August 1, 2003, the Company rejected Raytheon’s claim of final acceptance.  This rejection was based upon Raytheon’s failure to meet the conditions for final acceptance provided for in the Engineering, Procurement and Construction Services Agreement (“EPC contract”). On August 7, 2003, the Company received a response from Raytheon in which Raytheon claims that the Company’s rejection of the final acceptance is invalid and improper.  The Company and Raytheon have filed complaints against each other.  See Note 6.

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

The Company has entered into a Power Purchase Agreement for a term of 20 years under which Williams Energy has committed to purchase all of the net capacity, fuel conversion and ancillary services of its facility. Net capacity is the maximum amount of electricity generated by the Company’s facility net of electricity used at its facility. Fuel conversion services consist of the combustion of natural gas in order to generate electric energy. Ancillary services consist of services necessary to support the transmission of capacity and energy. Williams Energy is obligated to supply the Company with all natural gas necessary to provide net capacity, fuel conversion services and ancillary services under the Power Purchase Agreement. During the term of the Power Purchase Agreement, substantially all of the Company’s operating revenues will be derived from payments made under the Power Purchase Agreement. Under certain limited circumstances, Williams Energy has the right to terminate the Power Purchase Agreement.

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

2.                                      BASIS OF PRESENTATION

In the Company’s opinion, all adjustments necessary for a fair presentation of the unaudited results of operations for the interim periods presented herein are included. All such adjustments include accruals of a normal recurring nature. Certain reclassifications have been made to prior-period amounts to conform to the 2005 presentation. The results of operations for the three-month periods presented herein are not necessarily indicative of the results of operations to be expected for the full year or future periods.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. The accompanying condensed consolidated financial statements are unaudited and they should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

3.                                      CONCENTRATION OF CREDIT RISK IN WILLIAMS ENERGY AND AFFILIATES

Williams Energy is currently the Company’s sole customer for purchases of capacity, ancillary services, and energy and its sole source for fuel.  Williams Energy’s payments under the Power Purchase Agreement are expected to provide all of the Company’s operating revenues during the 20 year-term of the Power Purchase Agreement.  It is unlikely that the Company would be able to find another purchaser or fuel source on similar terms for its facility if Williams Energy were not performing under the Power Purchase Agreement.  Any material failure by Williams Energy to make capacity and fuel conversion payments or to supply fuel under the Power Purchase Agreement would have a severe impact on the Company’s operations, and may result in a default on the Company’s debt.  The payment obligations of Williams

Energy under the Power Purchase Agreement are guaranteed by The Williams Companies, Inc.  The payment obligations of The Williams Companies, Inc. under the guaranty are capped at an amount equal to approximately $510 million.  Beginning on January 1 of the first full year after the commercial operation date, this guaranty cap is to be reduced semiannually by a fixed amount which is based on the amortization of the Company’s senior secured bonds during the applicable semiannual period. As of March 31, 2005, the guaranty was capped at $501.4 million.

The minimum capacity payments provided for under the Power Purchase Agreement have been the Company’s primary source of operating revenues, representing $11.5 million of total revenues of $11.8 million for the three months ending March 31, 2005 and $11.4 million of total revenues of $11.6 million for the three months ended March 31, 2004.  The minimum cash flow from Williams Energy under the Power Purchase Agreement is approximately $3.8 million per month for October through May and $7.9 million per month from June through September.

The Company currently anticipates that the plant will be dispatched in future periods to a similar range as it was during the first two years of full operation in 2003 and 2004, and that operating cash flow and operating cash requirements in 2005 will also be in a comparable range of the first two years of operation.  The Company also believes that cash flows from the sale of electricity and/or minimum capacity payments under the Power Purchase Agreement, and funds available to be drawn under the debt service reserve letter of credit or the power purchase letter of credit, will be sufficient to fund operating expenses and debt service costs.

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

4.                                      BONDS PAYABLE

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

		(in thousands)
Year	Interest	Principal
2005 (remaining subsequent to March 31, 2005).	$24,410	$4,692
2006	32,111	7,100
2007	31,502	6,106
2008	30,940	8,122
2009	30,117	12,520
Thereafter	287,290	331,212
Total	$436,370	$369,752

Principal repayment dates on the 2019 Bonds are February 28, May 31, August 31, and

November 30 of each year, with the final payment due November 30, 2019. Quarterly principal repayment of the 2029 Bonds does not commence until February 28, 2019.  The Company made a principal payment of $380,000 in February 2005.

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

The Company entered into arbitration with Williams Energy to resolve certain disputes regarding the date of commercial operation and the proper interpretation of certain provisions of the Power Purchase Agreement relating to the amounts claimed by the Company to be payable by Williams Energy. On November 4, 2003, the Company and Williams Energy settled this dispute.  From the Company’s perspective, the settlement had the economic effect of recognizing a commercial operation date prior to September 28, 2002. The Company is also disputing approximately $1.6 million of merchant price, testing gas and other charges with Williams Energy that the Company contends is owed by Williams Energy. This was not part of the above arbitration.

The Company provided Williams Energy a letter of credit (“Power Purchase Agreement Letter of Credit”) in the amount of $30 million to support specific payment obligations should the facility not achieve commercial operation by the date required under the Power Purchase Agreement. Upon the commencement of commercial operations in September 2002, the stated amount of that letter of credit was reduced to $10 million. The repayment obligations with respect to any drawings under the Power Purchase Agreement Letter of Credit are a senior debt obligation of the Company.

The payment obligations of Williams Energy under the Power Purchase Agreement are guaranteed by The Williams Companies, Inc.  The payment obligations of The Williams Companies, Inc. under the guaranty are capped at an amount equal to approximately $510 million.  Beginning on January 1 of the first full year after the commercial operation date, this guaranty cap is to be reduced semiannually by a fixed amount which is based on the amortization of the Company’s senior secured bonds during the applicable semiannual period. As of March 31, 2005 the guaranty was capped at $501.4 million.

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

Williams Energy made the Prepayment on November 14, 2002 and provided an additional $25 million of cash to the Company on January 6, 2003 as the alternative credit support.  As allowed by the Letter Agreement, Williams elected to have the $10 million Prepayment included as part of the alternative credit support. On September 24, 2004, Williams Energy posted a letter of credit and the Company returned the $25 million of alternative credit support. In the event that The Williams Companies, Inc. regains and maintains its investment grade status, provides a substitute guaranty of investment grade rating, or posts a letter of credit, the Company will be required to return the remaining $10 million alternative credit support to Williams Energy in accordance with the terms of the Letter Agreement as described above.  Williams Energy has notified the Company that it intends to post a letter of credit for the remaining $10 million in June 2005. As of May 13, 2005, the Company had cash balances of approximately $44.4 million.  See “Item 2-Managements Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources”.

6.                                          COMMITMENTS AND CONTINGENCIES

Construction Agreement - The Company entered into an Agreement for Engineering, Procurement and Construction (EPC) services, dated as of October 15, 1999 (the “EPC Agreement”), between the Company and WGI (as the successor contractor), as amended for the design, engineering, procurement, site preparation and clearing, civil works, construction, start-up, training and testing and to provide all materials and equipment (excluding operational spare parts), machinery, tools, construction fuels, chemicals and utilities, labor, transportation, administration and other services and items (collectively and separately, the “services”) of the facility. Under a guaranty in the Company’s favor, effective as of October 15, 1999, all of WGI’s obligations under the EPC Agreement are irrevocably and unconditionally guaranteed by Raytheon. In 2001, as a result of WGI’s bankruptcy filing, the Company made a demand on Raytheon to perform its obligations under the Raytheon guaranty and WGI, Raytheon and the Company entered into agreements pursuant to which Raytheon became responsible for the construction of the facility.

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

On August 27, 2004, Raytheon filed a construction lien claim for approximately $30.3 million in Middlesex County against the real property and improvements owned by the Company under the New Jersey Construction Lien Law.  Among other things, Raytheon claims therein that the draw of the Letter of Credit represents a debt to Raytheon owed by the Company.

On October 28, 2004, the Company received a complaint filed by Raytheon in the State of New York. In the complaint, Raytheon is seeking to recover approximately $30.3 million, which represents the amount Red Oak drew down on the letter of credit on August 26, 2004, attorneys’ fees and costs, and also to recover up to $110 million of net expense Raytheon claims to have incurred in good faith under the governing guaranty and construction agreements.  The Company filed an answer and counterclaim on December 13, 2004, in which it denied liability to Raytheon, asserted various defenses and countersued Raytheon for breach of the EPC Agreement and Settlement Agreement, breach of express warranties under the EPC Agreement, and fraudulent misrepresentation and concealment.  The Company claimed damages of not less than $140 million and attorneys’ fees and costs to the extent allowable.  Raytheon moved to dismiss the Company’s fraudulent misrepresentation and concealment claim and to limit the Company’s damages on January 14, 2005.  The Company filed its opposition to the motion to dismiss and also filed an amended counterclaim on February 18, 2005. Thereafter, Raytheon agreed to withdraw its motion to dismiss.  On March 4, 2005, Raytheon filed a motion for summary judgment that seeks the return of approximately $16.3 million of the Letter of Credit draw.  The Company filed its opposition on April 12, 2005, and Raytheon filed a reply on April 25, 2005.  In addition, on April 8, 2005, Raytheon renewed its motion to dismiss the fraudulent misrepresentation and concealment claims in the Company’s amended counterclaim and to limit the Company’s damages.  The Company filed its opposition to the renewed motion to dismiss on April 29, 2005.  Oral argument on both motions has been scheduled for May 26, 2005.  Raytheon has not yet filed an answer to the amended counterclaim. The Company has recorded the $30.3 million as a current liability, but has not accrued any additional amounts with respect to Raytheon’s claims.  The Company believes it has meritorious defenses to the claims asserted by Raytheon against it and intends to defend the lawsuit and pursue its counterclaims vigorously.

Land Development Plan – The Company entered into an agreement with the Borough of Sayreville by which the Company will develop and implement a plan to replace trees which were removed during clearing of the facility site.  The Land Development Plan is required for final site approval.   The estimated cost of the plan is approximately $425,000.  The Company is in the process of selecting a contractor to perform the service and no payments have been made as of March 31, 2005.  On July 23, 2003, the project was secured by a letter of credit issued by Union Bank of California for $425,000 with the Borough of Sayreville as the beneficiary.  This irrevocable standby letter of credit had an expiration date of June 30, 2004, but was automatically extended for another one-year period. On August 19, 2004, AES secured a performance bond for $539,493 relating to the tree replacement and other site improvements. This bond replaces the previous letter of credit and represents the amount potentially due if there is a failure of AES Red Oak, LLC to take action regarding the plan.

7.                                      NEW ACCOUNTING PRONOUNCEMENTS

 Implicit Variable Interest Entities.  In March 2005, the FASB issued Staff Position (FSP) No. FIN 46(R)-5, “Implicit Variable Interests under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities”. This FSP clarifies that when applying the variable interest consolidation model, a reporting enterprise should consider whether it holds an implicit variable interest in a variable interest entity (VIE) or potential VIE. FSP No. FIN 46(R)-5 is effective as of April 1, 2005. Management is currently evaluating the effect that adoption of this interpretation will have on the Company’s financial position and results of operations.

Asset Retirement Obligations.  In March 2005, the FASB issued FASB Interpretation No. (FIN) 47 “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143”, which clarifies the term “conditional asset retirement obligation” as used in SFAS No. 143 “Accounting for Asset Retirement Obligations”. Specifically, FIN 47 provides that an asset retirement obligation is conditional when either the timing and (or) method of settling the obligation is conditioned on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal years ending after December 15, 2005. Management is currently evaluating the effect that adoption of this interpretation will have on the Company’s financial position and results of operations.

8.                                      RELATED PARTY TRANSACTIONS

Effective March 2000, the Company entered into a 32-year development and construction management agreement with AES Sayreville, L.L.C. (“Sayreville”), another wholly owned subsidiary of Red Oak, to provide certain support services required by the Company for the development and construction of the facility. Under this agreement Sayreville has also provided operations management services for the Company since the commencement of commercial operation. Minimum amounts payable under the contract during 2005 were approximately $138,000 per month. Corporate management fees were $.4 million for each of the three-month periods ended March 31, 2005 and 2004. Corporate management fees are charged on a monthly basis based on a fixed amount which is adjusted annually for inflation.

AES Sayreville is compensated for its maintenance and operation services on a cost basis, and it also receives certain management fees which it passes on to The AES Corporation.  For the three-month periods ended March 31, 2005 and 2004 the Company paid AES Sayreville a total of $1.2 million and $1.0 million, respectively, for their services. AES will continue to supply Sayreville with the personnel, operational and maintenance services necessary to carry out its obligations to the Company.

The Company had accounts receivable from affiliates of $42,000 and $36,000 as of March 31, 2005 and December 31, 2004, respectively.  The Company had accounts payable to its parent and affiliates of $421,000 and $282,000 as of March 31, 2005 and December 31, 2004, respectively.  Accounts receivable from affiliates generally represents charges for certain projects that the Company has paid for and invoiced to its affiliates.  Accounts payable to parent and affiliates represent general amounts owed to the Company’s parent and affiliates for shared services.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

Some of the statements in this Form 10-Q, as well as statements made by AES Red Oak, L.L.C. (“the Company”) in periodic press releases and other public communications, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as “believes,” “estimates,” “plans,” “projects,” “expects,” “may,” “will,” “should,” “approximately,” or “anticipates” or the negative thereof or other variations thereof or comparable terminology, or by discussion of strategies, each of which involves risks and uncertainties. The Company has based these forward-looking statements on its current expectations and projections about future events based upon its knowledge of facts as of the date of this Form 10-Q and its assumptions about future events.

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

•                  continued performance by Williams Energy (as guaranteed by The Williams Companies, Inc.) under the Power Purchase Agreement,

•                  the ability of The Williams Companies, Inc. or its affiliates to avoid a default under the Power Purchase Agreement by continuing to maintain or provide adequate security to supplement their guaranty of Williams Energy’s performance under the Power Purchase Agreement,

•                  the Company’s ability to find a replacement power purchaser on favorable or reasonable terms, if necessary,

•                  an adequate merchant market after the expiration, or in the event of a termination, of the Power Purchase Agreement,

•                  capital shortfalls and access to additional capital on reasonable terms, or in the event that the Power Purchase Agreement is terminated,

•                  the possibility that Williams Energy will not request that the Company run or “dispatch” the facility as provided under the Power Purchase Agreement,

•                  inadequate insurance coverage,

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

General

The Company is a Delaware limited liability company formed on September 13, 1998 to develop, construct, own, operate and maintain the Company’s facility. The Company was dormant until March 15, 2000, the date of the sale of the Company’s senior secured bonds. The Company obtained $384 million of project financing from the sale of the senior secured bonds.

The Company reached provisional acceptance on August 11, 2002, risk transfer on August 13, 2002, and in a settlement with Williams Energy reached on November 4, 2003, a commercial operation date of September 28, 2002 was agreed upon.

Liquidity and Capital Resources

Under the Power Purchase Agreement with Williams Energy, the Company is eligible to receive variable operations and maintenance payments, total fixed minimum capacity payments, energy exercise fee payments (each as defined in the Power Purchase Agreement) and other payments for the delivery of fuel conversion, capacity and ancillary services. During 2003 the Pennsylvania-New Jersey-Maryland market, into which the Company’s generation is distributed, experienced a general decline in the amount paid for electricity. There was also a marked increase in the cost of natural gas. As a result, Williams Energy dispatched the Company’s facility on a very limited basis. The Company’s facility was called on to generate only 21% of the year in 2004 and only 14% of the year in 2003.  Accordingly, the minimum capacity payments provided for under the Power Purchase Agreement have been the Company’s primary source of operating revenues, representing $11.5 million of total revenues of $11.8 million for the three months ending March 31, 2005 and $11.4 million of total revenues of $11.6 million for the three months ended March 31, 2004.  The minimum cash flow from Williams Energy under the power purchase agreement is approximately $3.8 million per month for October through May and $7.9 million per month from June through September. The Company’s restricted cash balance fluctuates seasonally due to these payment terms. The Company is entitled to use the proceeds from the Prepayment from Williams Energy for operations as needed, but will be required to return these funds to Williams Energy as discussed below.

The Company currently anticipates that the facility will be dispatched in future periods to a similar range as it was during the first two years of full operation in 2003 and 2004, and that operating cash flow and operating cash requirements in 2005 will also be in a comparable range of the first two years of operation.  The Company also believes that cash flows from the sale of electricity and/or minimum capacity payments under the Power Purchase Agreement, and funds available to be drawn under the debt service reserve letter of credit or the power purchase letter of credit, will be sufficient to fund operating expenses and debt service costs.

The Company has provided Williams Energy a $10 million letter of credit under the Power Purchase Agreement, which The Company refers to as the power purchase letter of credit, to support specific payment obligations under the Power Purchase Agreement. The repayment obligations with respect to any drawings under the power purchase letter of credit are the Company’s senior debt obligation.

Due to the downgrade of The Williams Companies, Inc.’s debt to below investment grade, the Williams Companies, Inc. is required to supplement The Williams Companies, Inc. guaranty with additional alternative security that is acceptable to us.  Since The Williams Companies, Inc. debt rating fell below investment grade in 2002, Williams Energy has provided the Company with $35 million of cash as alternate credit support.  Williams Energy made the Prepayment on November 14, 2002 and provided an additional $25 million of cash to the Company on January 6, 2003 as the alternative credit support.  As allowed by the Letter Agreement, Williams elected to have the $10 million Prepayment included as part of the alternative credit support. On September 24, 2004, Williams Energy posted a letter of credit and the Company returned the $25 million of alternative credit support. In the event that The Williams Companies, Inc. regains and maintains its investment grade status, provides a substitute guaranty of investment grade rating, or posts a letter of credit, the Company will be required to return the remaining $10 million alternative credit support to Williams Energy in accordance with the terms of the Letter Agreement as described above.  Williams Energy has notified the Company that it intends to post a letter of credit for the remaining $10 million in June 2005.

As of March 31, 2005, approximately $370 million aggregate principal amount of senior secured bonds, issued in two tranches, were outstanding.  Quarterly principal repayments on the 2019 Bonds commenced on August 31, 2002 and are due on February 28, May 31, August 31, and November 30 of each year.  Quarterly principal repayment of the 2029 Bonds does not commence until February 28, 2019.  The Company has provided the collateral agent with a debt service reserve letter of credit in an initial stated amount of $22.0 million which the collateral agent may draw upon if the Company fails to meet the Company obligations under the senior secured bonds.

The Company entered into an agreement with the Borough of Sayreville by which the Company will develop and implement a plan to replace trees which were removed during clearing of the facility site.  The Land Development Plan is required for final site approval.   The estimated cost of the plan is approximately $425,000.  The Company is in the process of selecting a contractor to perform the service and no payments have been made as of March 31, 2005.  On July 23, 2003, the project was secured by a letter of credit issued by Union Bank of California for $425,000 with the Borough of Sayreville as the beneficiary.  This irrevocable standby letter of credit had an expiration date of June 30, 2004, but was automatically extended for another one-year period. On August 19, 2004, AES secured a performance bond for $539,493 relating to the tree replacement and other site improvements. This bond replaces the previous letter of credit and represents the amount potentially due if there is a failure of AES Red Oak, LLC to take action regarding the plan.

For the three months ended March 31, 2005, the Company incurred costs related to capital additions of approximately $1.7 million, including general improvements of the facility, EPC related costs and planned maintenance outages. The Company expects to incur approximately $1.3 million of such costs for the remainder of 2005.

Under the construction agreement, the Company was entitled to retain certain amounts from each scheduled payment until after final acceptance by the Company of the facility unless Raytheon posted a letter of credit in the amount of payments that would otherwise be retained.  On August 26, 2004, the Company drew down approximately $30.3 million under a letter of credit posted by Raytheon pursuant to the terms of the EPC Agreement. Prior to this date, the Company had drawn $544,000 on this letter of credit. The Company believes that Raytheon substantially breached the EPC Agreement, due, among other things, to the facility’s failure to achieve compliance with certain performance tests, and Raytheon’s failure to complete other services under the EPC Agreement and certain amendments thereto, including a Settlement Agreement dated August 6, 2002, that purported to resolve disputes over whether Raytheon had achieved Mechanical Completion and Provisional Acceptance. As a result, the Company claims that Raytheon’s breaches have caused damages in excess of the amount of the letter of credit. Raytheon disputes these claims and has failed and refused to pay costs and damages to the Company despite the Company’s demands for such payment.

On October 28, 2004, the Company received a complaint filed by Raytheon in the State of New York. In the complaint, Raytheon is seeking to recover approximately $30.3 million, which represents the amount Red Oak drew down on the letter of credit on August 26, 2004, attorneys’ fees and costs, and also to recover up to $110 million of net expense Raytheon claims to have incurred in good faith under the governing guaranty and construction agreements.  The Company filed an answer and counterclaim on December 13, 2004, in which it denied liability to Raytheon, asserted various defenses and countersued Raytheon for breach of the EPC Agreement and Settlement Agreement, breach of express warranties under the EPC Agreement, and fraudulent misrepresentation and concealment.  The Company claimed damages of not less than $140 million and attorneys’ fees and costs to the extent allowable.  Raytheon moved to dismiss the Company’s fraudulent misrepresentation and concealment claim and to limit the Company’s damages on January 14, 2005.  The Company filed its opposition to the motion to dismiss and also filed an amended counterclaim on February 18, 2005. Thereafter, Raytheon agreed to withdraw its motion to dismiss.  On March 4, 2005, Raytheon filed a motion for summary judgment that seeks the return of approximately $16.3 million of the Letter of Credit draw.  The Company filed its opposition on April 12, 2005, and Raytheon filed a reply on April 25, 2005.  In addition, on April 8, 2005, Raytheon renewed its motion to dismiss the fraudulent misrepresentation and concealment claims in the Company’s amended counterclaim and to limit the Company’s damages.  The Company filed its opposition to the renewed motion to dismiss on April 29, 2005.  Oral argument on both motions has been scheduled for May 26, 2005.  Raytheon has not yet filed an answer to the amended counterclaim. The Company has recorded the $30.3 million as a current liability, but has not accrued any additional amounts with respect to Raytheon’s claims.  The Company believes it has meritorious defenses to the claims asserted by Raytheon against it and intends to defend the lawsuit and pursue its counterclaims vigorously.

Since the Company depends on Williams Energy for both revenues and fuel supply under the Power Purchase Agreement, if Williams Energy were to terminate or default under the Power Purchase Agreement, there would be a severe negative impact to the Company’s cash flow and financial condition which could result in a default on the Company’s senior secured bonds.  Due to the current power pool prices, the Company would expect that if the Company were required to seek alternate purchasers of its power in the event of a default of Williams Energy, even if the Company was successful in finding alternate revenue sources, any such alternate revenue sources would be substantially below the amounts that would have been otherwise payable pursuant to the Power Purchase Agreement. There can be no assurance as to the Company’s ability to generate sufficient cash flow to cover operating expenses or the Company’s debt service obligations in the absence of a long-term power purchase agreement with Williams Energy.

In addition to the factors discussed above, and/or the other factors listed under the “Cautionary Note Regarding Forward-Looking Statements,” if a working capital facility continues to be unavailable, the Company could experience a negative impact on its cash flow and financial condition, which may make it necessary to draw upon its letters of credit.

The following discussion presents certain financial information for the three months ended March 31, 2005 and 2004.

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

Operating Expenses

Under an agreement with AES Sayreville, L.L.C., a wholly-owned subsidiary of AES Red Oak, Inc. (“Red Oak”), which is a wholly-owned subsidiary of The AES Corporation (“AES”), the Company is required to reimburse all operator costs on a monthly basis. Operator costs generally consist of all direct costs and overhead associated with running the facility. Additionally, an operator fee of approximately $400,000, subject to annual adjustment, is payable on each bond payment date.

Performance Guarantees

Electrical Output

Under the EPC Agreement, if the average net electrical output of the Company’s facility at provisional acceptance or interim acceptance, whichever is the earlier to occur, is less than the electrical output guarantee, then Raytheon must pay us, as a rebate and not as liquidated damages, for each day during the interim period, an amount equal to $0.22 per day for each kilowatt by which the average net electrical output is less than the electrical output guarantee.  During performance testing, the Company’s output was calculated to be 13,370 kilowatts less than the electrical output guarantee.  Accordingly, the Company’s daily charge for this amount has been calculated at $2,941.40 per day. Raytheon paid the Company this amount until their notice of final acceptance date of July 22, 2003, but the Company is disputing this claim of final acceptance and contend that these amounts should continue to be paid until the final acceptance date.

Upon final acceptance, if the average net electrical output of the Company’s facility during the completed performance test is less than the electrical output guarantee, then Raytheon must pay us, as a bonus, an amount equal to $520 for each kilowatt by which the average net electrical output is less than the guaranty minus any interim rebates paid or to be paid by Raytheon.

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

Upon final acceptance, if the net heat rate of the Company’s facility during the completed performance test exceeds the heat rate guarantee, then Raytheon will pay us, as a rebate, a lump sum amount equal to $110,000 for each BTU/KwH by which the measured heat rate is greater than the heat rate  minus any interim rebates paid or to be paid by Raytheon.

The Company has not invoiced Raytheon for the three month periods ended March 31, 2004 and 2005, for electrical output and heat rate rebates. As of March 31, 2005, Raytheon owed approximately $65,000 in rebates for amounts invoiced in 2003.

Recent and New Accounting Pronouncements

Implicit Variable Interest Entities.  In March 2005, the FASB issued Staff Position (FSP) No. FIN 46(R)-5, “Implicit Variable Interests under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities”. This FSP clarifies that when applying the variable interest consolidation model, a reporting enterprise should consider whether it holds an implicit variable interest in a variable interest entity (VIE) or potential VIE. FSP No. FIN 46(R)-5 is effective as of April 1, 2005. Management is currently evaluating the effect that adoption of FSP No. FIN 46(R)-5 will have on the Company’s financial position and results of operations.

Asset Retirement Obligations.  In March 2005, the FASB issued FASB Interpretation No. (FIN) 47 “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143”, which clarifies the term “conditional asset retirement obligation” as used in SFAS No. 143 “Accounting for Asset Retirement Obligations”. Specifically, FIN 47 provides that an asset retirement obligation is conditional when either the timing and (or) method of settling the obligation is conditioned on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal years ending after December 15, 2005. Management is currently evaluating the effect that adoption of this interpretation will have on the Company’s financial position and results of operations.

Results of Operations

Under the Power Purchase Agreement with Williams Energy, the Company is eligible to receive variable operations and maintenance payments, total fixed payments, energy exercise fees (each as defined in the Power Purchase Agreement) and other payments for the delivery of fuel conversion, capacity and ancillary services. The Company’s facility was dispatched at a minimum level in each of the quarters ended March 31, 2005 and 2004. Accordingly, the minimum capacity payments have been the Company’s primary source of operating revenues.

For the Three Months Ended March 31, 2005 and 2004

Operating revenues were $11.8 million and $11.6 million for the three months ended March 31, 2005 and March 31, 2004, respectively.  These amounts include fixed payments of $11.5 million and $11.4 million for the quarters ending March 31, 2005 and 2004, respectively. The remaining amount of revenue relates to variable revenue that the Company receives when its facility is dispatched and ancillary services. The Company has no control over when its facility is dispatched, as that decision is made by Williams Energy based on several factors including market conditions.

The fuel conversion volume rebate was $1.6 million and $1.0 million for the three months ended March 31, 2005 and March 31, 2004, respectively. This cost represents a charge paid to Williams Energy under the Power Purchase Agreement based upon utilization of the facility. The increase in the expense during the current three month period, compared to same period last year, is due to the utilization factor for the prior twelve-month period exceeding 20%.

Corporate management fees were $.4 million for each of the three-month periods ended March 31, 2005 and March 31, 2004. Corporate management fees are charged on a monthly basis based on a fixed amount that is adjusted annually for inflation.

Other operating expenses, which represent the reimbursement of operating and maintenance expenses paid to AES Sayreville, L.L.C., were $3.1 million and $2.6 million for the three months ended March 31, 2005 and March 31, 2004, respectively. The increase in the current-year period relates to higher maintenance costs and salaries and benefits.

General and administrative expenses were $.3 million and $.2 million for the three months ended March 31, 2005 and March 31, 2004, respectively. The increase was primarily due to higher legal and audit fees.

Total other income (expense) was $(8.4) million and $(8.7) million for the three months ended March 31, 2004 and 2003, respectively, and was primarily comprised of interest expense, interest income, and letter of credit fees. Interest income was $0.2 million higher during the current three-month period, as compared to the same period last year, due to higher interest rates and higher average cash balances.

Concentration of Credit Risk

Williams Energy is currently the Company’s sole customer for purchases of capacity, ancillary services, and energy and its sole source for fuel.  Williams Energy’s payments under the Power Purchase Agreement are expected to provide all of Company’s operating revenues during the term of the Power Purchase Agreement.  It is unlikely that the Company would be able to find another purchaser or fuel source on similar terms for its facility if Williams Energy were not performing under the Power Purchase Agreement.  Any material failure by Williams Energy to make capacity and fuel conversion payments or to supply fuel under the Power Purchase Agreement would have a severe impact on Company’s operations, and may result in a default on its debt.  The payment obligations of Williams Energy under the Power Purchase Agreement are guaranteed by The Williams Companies, Inc.  The payment obligations of The Williams Companies, Inc. under the guaranty are capped at an amount equal to approximately $510 million.  Beginning on January 1 of the first full year after the commercial operation date, this guaranty cap is to be reduced semiannually by a fixed amount which is based on the amortization of Company’s senior secured bonds during the applicable semiannual period. As of March 31, 2005, the guaranty was capped at $501.4 million.

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

Critical Accounting Policies

General — The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America. As such, the Company is required to make certain estimates, judgments and assumptions that the Company believes are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies which the Company believes are most critical to understanding and evaluating Company’s reported financial results include the following:  Restricted Cash, Revenue Recognition, Property, Plant and Equipment and Contingencies.

Restricted Cash — The Company has recorded the drawdown on the Raytheon letter of credit and the Prepayment from Williams Energy as restricted cash. The proceeds from the Raytheon letter of credit are deposited in the construction account. The Prepayment from Williams Energy, which the Company is entitled to use for operations as needed, is deposited in the revenue account.

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

Upon its expiration, or in the event that the Power Purchase Agreement is terminated prior to its 20-year term or Williams Energy otherwise fails to perform, the Company would seek to generate energy revenues from the sale of electric energy and capacity into the merchant market or under new short- or long-term power purchase or similar agreements.  Due to recent declines in power pool prices, however, the Company would expect that even if it found alternate revenue sources, any such alternate revenues would be substantially below the amounts that would have been otherwise earned pursuant to the Power Purchase Agreement.

Property, Plant and Equipment  — Property, plant and equipment is recorded at cost.  Depreciation, after consideration of salvage value, is computed using the straight-line method over the estimated useful lives of the assets, which range from five to thirty-six years.  Maintenance and repairs are charged to expense as incurred.  The depreciable lives of the Company’s property, plant and equipment by category are as follows:

Description of Asset	Depreciable Life	March 31, 2005
		(000’s)
Buildings	35	$1,767
Vehicles	5	182
Computers	6	756
Furniture and Fixtures	10	515
Combustion Turbine Generator Parts	9-36	53,345
Gas Heaters	35	1,119
Spare Parts Inventory	—	5,558
Plant	35	366,192
Subtotal		429,434
Accumulated Depreciation		(30,587)
Property, Plant and Equipment, net		$398,847

Contingencies

On October 28, 2004, the Company received a complaint filed by Raytheon in the State of New York. In the complaint, Raytheon is seeking to recover approximately $30.3 million, which represents the amount Red Oak drew down on the letter of credit on August 26, 2004, attorneys’ fees and costs, and also to recover up to $110 million of net expense Raytheon claims to have incurred in good faith under the governing guaranty and construction agreements.  The Company filed an answer and counterclaim on December 13, 2004, in which it denied liability to Raytheon, asserted various defenses and countersued Raytheon for breach of the EPC Agreement and Settlement Agreement, breach of express warranties under the EPC Agreement, and fraudulent misrepresentation and concealment.  The Company claimed damages of not less than $140 million and attorneys’ fees and costs to the extent allowable.  Raytheon moved to dismiss the Company’s fraudulent misrepresentation and concealment claim and to limit the Company’s damages on January 14, 2005.  The Company filed its opposition to the motion to dismiss and also filed an amended counterclaim on February 18, 2005.  Thereafter, Raytheon agreed to withdraw its motion to dismiss.  On March 4, 2005, Raytheon filed a motion for summary judgment that seeks the return of approximately $16.3 million of the Letter of Credit draw.  The Company filed its opposition on April 12, 2005, and Raytheon filed a reply on April 25, 2005.  In addition, on April 8, 2005, Raytheon renewed its motion to dismiss the fraudulent misrepresentation and concealment claims in the Company’s amended counterclaim and to limit the Company’s damages.  The Company filed its opposition to the renewed motion to dismiss on April 29, 2005.  Oral argument on both motions has been scheduled for May 26, 2005.  Raytheon has not yet filed an answer to the amended counterclaim. The Company has recorded the $30.3 million as a current liability, but has not accrued any additional amounts with respect to Raytheon’s claims.  The Company believes it has meritorious defenses to the claims asserted by Raytheon against it and intends to defend the lawsuit and pursue its counterclaims vigorously.

The Company is disputing approximately $1.6 million of merchant price, testing gas and other charges with Williams Energy that the Company contends is owed from Williams. This was not part of the arbitration relating to the commercial operation date which was settled in November, 2003.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  We carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer (“CEO”) and chief financial officer (“CFO”), of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15-d-15 (e) as required by paragraph (b) of the Exchange Act Rules 13a-15 or 15d-15) as of March 31, 2005.  The Company’s management, including the CEO and CFO, is engaged in a comprehensive effort to review, evaluate and improve our controls; however, management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all errors and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.

Based upon the controls evaluation performed, the CEO and CFO have concluded that as of March 31, 2005, our disclosure controls and procedures were effective to provide reasonable assurance that material information relating to us and our consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls.  In the course of our evaluation of disclosure controls and procedures, management considered certain internal control areas in which the Company has made and are continuing to make changes to improve and enhance controls.  Based upon that evaluation, the CEO and CFO concluded that there were no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the first quarter ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

See Note 6 to the Company’s condensed, consolidated financial statements.

Item 5. OTHER INFORMATION

None.

Item 6.  EXHIBITS

(a)          Exhibits

31.1	Certification by Chief Executive Officer Required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification by Chief Financial Officer Required by Rule 13a-14(a) or 15d– 14(a) of the Securities Exchange Act of 1934

32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AES RED OAK, L.L.C.

Date: May 13, 2005	By:	/s/ A.W. BERGERON
A.W. Bergeron
President

Date: May 13, 2005	By:	/s/ THOMAS P. KEATING
Thomas P. Keating
Chief Financial Officer