Form 10-Q
period 2005-06-30
AES RED OAK LLC
filed 2005-08-15
CIK 1117445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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

Three and Six Months Ended June 30, 2005 and 2004

(Unaudited)

(dollars in thousands)

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2005	2004	2005	2004

OPERATING REVENUES
Energy	$17,074	$17,915	$28,918	$29,543

OPERATING EXPENSES
Fuel conversion volume rebate	1,631	1,566	3,263	2,595
Corporate management fees	415	408	831	816
Other operating expenses	1,878	3,519	5,003	6,110
Depreciation expense	3,018	2,974	6,003	5,825
Taxes and insurance	600	748	1,331	1,496
General and administrative costs	243	311	556	488
Total operating expenses	7,785	9,526	16,987	17,330

Operating income	9,289	8,389	11,931	12,213

OTHER INCOME (EXPENSE)
Interest income	267	58	558	119
Interest expense	(8,155)	(8,268)	(16,319)	(16,543)
Amortization of deferred financing costs	(204)	(203)	(407)	(406)
Letter of credit fees and other	(259)	(257)	(558)	(518)
Total other (expense)	(8,351)	(8,670)	(16,726)	(17,348)

NET INCOME (LOSS)	$938	$(281)	$(4,795)	$(5,135)

See notes to condensed consolidated financial statements.

AES RED OAK, L.L.C. AND SUBSIDIARY
AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF THE AES CORPORATION
Condensed Consolidated Balance Sheets,
June 30, 2005 and December 31, 2004
(dollars in thousands, except share amounts)

(Unaudited)

	June 30,	December 31,
	2005	2004
ASSETS:

Current Assets:
Cash	$6	$5
Restricted cash at cost, which approximates market value	35,681	41,584
Trade receivable	8,947	4,374
Receivable from affiliate	28	30
Prepaid and other current assets	138	599
Total current assets	44,800	46,592

Land	4,240	4,240
Property, plant, and equipment – net of accumulated depreciation of $33,605 and $27,614, respectively	396,258	399,338
Deferred financing costs – net of accumulated amortization of $4,348 and $3,941, respectively	14,357	14,764
Other assets	606	606

Total assets	$460,261	$465,540

LIABILITIES AND MEMBER’S CAPITAL:

Current Liabilities:
Accounts payable	$1,148	$784
Accrued liabilities	2,432	1,945
Accrued interest	2,717	2,722
Liabilities under spare parts agreement–current portion	129	827
Payable to affiliate	374	282
Bonds payable-current portion	5,376	5,072
Payable to Raytheon	30,302	30,302
Payable to Williams	10,000	10,000
Total current liabilities	52,478	51,934
Bonds payable	363,996	365,060
Other	109	141

Total liabilities	$416,583	$417,135

Member’s capital:
Common stock, $1 par value-10 shares authorized, none issued or outstanding	$—	$—
Contributed capital	53,891	53,823
Member’s deficit	(10,213)	(5,418)
Total member’s capital	43,678	48,405

Total liabilities and member’s equity	$460,261	$465,540

See notes to condensed consolidated financial statements.

The Condensed Consolidated Balance Sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date.

AES RED OAK, L.L.C. AND SUBSIDIARY

AN INDIRECT, WHOLLY OWNED SUBSIDIARY OF THE AES CORPORATION

Condensed Consolidated Statement of Changes in Member’s Capital (Deficit)

Period from December 31, 2004 through June 30, 2005

(dollars in thousands)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCE DECEMBER 31, 2004	—	$—	$53,823	$(5,418)	$48,405
Contributed Capital	—	—	68	—	68
Net Loss	—	—	—	(4,795)	(4,795)
BALANCE JUNE 30, 2005	—	$—	$53,891	$(10,213)	$43,678

See notes to condensed consolidated financial statements.

AES RED OAK, L.L.C. AND SUBSIDIARY

AN INDIRECT, WHOLLY OWNED SUBSIDIARY OF THE AES CORPORATION

Condensed Consolidated Statements of Cash Flows for the Six Months Ended

June 30, 2005 and 2004

(dollars in thousands)

(Unaudited)

	Six months Ended June 30,
	2005	2004

OPERATING ACTIVITIES:
Net income	$(4,795)	$(5,135)
Amortization of deferred financing costs	407	406
Depreciation	6,003	5,825
Loss on disposal of asset	60	—

Change in:
Trade receivable	(4,573)	(4,772)
Receivable from affiliate	2	35
Prepaid insurance and related note payable, net	461	(93)
Other assets	—	(361)
Accounts payable	364	2,348
Accrued liabilities	367	715
Accrued interest	(5)	(5)
Payable to affiliates	92	166
Other	(32)	30

Net cash used in operating activities	$(1,649)	$(841)

INVESTING ACTIVITIES:
Payments for capital additions	(2,863)	(1,039)
Payments under long-term spare parts agreement and other	(698)	(3,816)
Restricted cash	5,903	6,414
Net cash provided by investing activities	$2,342	$1,559

FINANCING ACTIVITIES:
Payment of principal on bonds payable	(760)	(784)
Contribution from parent	68	50

Net cash used in financing activities	$(692)	$(734)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$1	$(16)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5	38
CASH AND CASH EQUIVALENTS, END OF PERIOD	$6	$22

SUPPLEMENTAL DISCLOSURE:
Interest paid	$16,324	$16,548
Liabilities accrued for capital additions	$119	$97

See notes to condensed consolidated financial statements.

AES RED OAK, L.L.C. AND SUBSIDIARY

AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF THE AES CORPORATION

Notes to Condensed Consolidated Financial Statements

1.                                      ORGANIZATION

General

AES Red Oak, L.L.C. (the “Company”) is a Delaware limited liability company formed on September 13, 1998, to develop, construct, own, lease, operate and maintain a gas-fired electric generating power plant in the Borough of Sayreville, Middlesex County, New Jersey and manage the production of electric generating capacity, ancillary services and energy at the Company’s facility. The Company reached provisional acceptance on August 11, 2002, risk transfer on August 13, 2002, and took the position that the Company was commercially available on September 1, 2002.  Williams Power Company, Inc., (“Williams Energy”) disputed the September 1, 2002 commercial operation date and informed the Company that it recognized commercial availability of the facility as of September 28, 2002.  On November 4, 2003, a settlement was reached and a commercial operation date of September 28, 2002 was agreed upon. Since the Company’s commercial operation date, its sole business is the ownership, leasing and operation of the facility.

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

Siemens Power Generation, Inc. (“Siemens” - formerly known as Siemens Westinghouse Power Corporation) provides combustion turbine maintenance services and spare parts with respect to the turbines for the Company’s facility under a maintenance services agreement for an initial term of 16 years from the date of execution of the agreement or after the twelfth scheduled outage for a turbine, whichever occurs first, unless the Company exercises its right to cancel the agreement after the first major outage of the turbines. The estimated timeframe for the completion of the first major outages is 2011.

The Company has entered into a power purchase agreement for a term of 20 years under which Williams Energy has committed to purchase all of the net capacity, fuel conversion and ancillary services of its facility (the “Power Purchase Agreement”). Net capacity is the maximum amount of electricity generated by the Company’s facility net of electricity used at its facility. Fuel conversion services consist of the combustion of natural gas in order to generate electric energy. Ancillary services consist of services necessary to support the transmission of capacity and energy. Williams Energy is obligated to supply the

Company with all natural gas necessary to provide net capacity, fuel conversion services and ancillary services under the Power Purchase Agreement. During the term of the Power Purchase Agreement, substantially all of the Company’s operating revenues will be derived from payments made under the Power Purchase Agreement. Under certain limited circumstances, Williams Energy has the right to terminate the Power Purchase Agreement.

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

Certain reclassifications have been made to conform to the current presentation.  Such reclassifications also include the correction for $3.05 million of dividends that were erroneously recorded against member’s deficit.  In the absence of retained earnings, the Company should have recorded the dividends as a reduction to contributed capital, a component of total member’s capital.  This correction had no impact on total member’s capital.

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

3.                                      CONCENTRATION OF CREDIT RISK IN WILLIAMS ENERGY AND AFFILIATES

Williams Energy is currently the Company’s sole customer for purchases of capacity, ancillary services, and energy and its sole source for fuel.  Williams Energy’s payments under the Power Purchase Agreement are expected to provide all of the Company’s operating revenues during the 20 year-term of the Power Purchase Agreement.  It is unlikely that the Company would be able to find another purchaser or fuel source on similar terms for its facility if Williams Energy were not performing under the Power Purchase Agreement.  Any material failure by Williams Energy to make capacity and fuel conversion payments or to supply fuel under the Power Purchase Agreement would have a severe impact on the Company’s operations, and may result in a default on the Company’s debt.  The payment obligations of Williams Energy under the Power Purchase Agreement are guaranteed by The Williams Companies, Inc.  The payment obligations of The Williams Companies, Inc. under the guaranty are capped at an amount equal to approximately $510 million.  Beginning on January 1 of the first full year after the commercial operation date, this guaranty cap is to be reduced semiannually by a fixed amount which is based on the amortization of the Company’s senior secured bonds during the applicable semiannual period. As of June 30, 2005, the guaranty was capped at $500.6 million.

The minimum capacity payments provided for under the Power Purchase Agreement have been the Company’s primary source of operating revenues, representing $27.1 million of total revenues of $28.9 million for the six months ending June 30, 2005 and $27.0 million of total revenues of $29.5 million for the six months ended June 30, 2004.  The minimum cash flow from Williams Energy under the Power Purchase Agreement is approximately $3.8 million per month for October through May and $7.9 million per month from June through September.

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

	(in thousands)
Year	Interest	Principal
2005 (remaining subsequent to June 30, 2005)	$16,252	$4,312
2006	32,111	7,100
2007	31,502	6,106
2008	30,940	8,122
2009	30,117	12,520
Thereafter	287,290	331,212
Total	$428,212	$369,372

Principal repayment dates on the 2019 Bonds are February 28, May 31, August 31, and November 30 of each year, with the final payment due November 30, 2019. Quarterly principal repayment of the 2029 Bonds does not commence until February 28, 2019.  The Company made a principal payment of $380,000 in May 2005.

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

The Company entered into arbitration with Williams Energy to resolve certain disputes regarding the date of commercial operation and the proper interpretation of certain provisions of the Power Purchase Agreement relating to the amounts claimed by the Company to be payable by Williams Energy. On November 4, 2003, the Company and Williams Energy settled this dispute.  From the Company’s perspective, the settlement had the economic effect of recognizing a commercial operation date prior to September 28, 2002. The Company is also disputing approximately $1.7 million of merchant price, testing gas and other charges with Williams Energy that the Company contends is owed by Williams Energy. This was not part of the above arbitration.

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

The payment obligations of Williams Energy under the Power Purchase Agreement are guaranteed by The Williams Companies, Inc.  The payment obligations of The Williams Companies, Inc. under the guaranty are capped at an amount equal to approximately $510 million.  Beginning on January 1 of the first full year after the commercial operation date, this guaranty cap is to be reduced semiannually by a fixed amount which is based on the amortization of the Company’s senior secured bonds during the applicable semiannual period. As of June 30, 2005 the guaranty was capped at $500.6 million.

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

Williams Energy made the Prepayment on November 14, 2002 and provided an additional $25 million of cash to the Company on January 6, 2003 as the alternative credit support.  As allowed by the Letter Agreement, Williams Energy elected to have the $10 million Prepayment included as part of the alternative credit support. On September 24, 2004, Williams Energy posted a letter of credit and the Company returned the $25 million of alternative credit support. In the event that The Williams Companies, Inc. regains and maintains its investment grade status, provides a substitute guaranty of investment grade rating, or posts a letter of credit, the Company will be required to return the remaining $10 million alternative credit support to Williams Energy in accordance with the terms of the Letter Agreement as described above.  Williams Energy has notified the Company that it is posting a letter of credit for the remaining $10 million and has begun withholding $2 million a month, starting with its July payment for the June billing month. As of August 15, 2005, the Company had cash balances of approximately $46 million.  See “Item 2-Managements Discussion and Analysis of Financial Condition and Results of Operations -Liquidity and Capital Resources”.

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

On October 28, 2004, the Company received a complaint filed by Raytheon in the State of New York. In the complaint, Raytheon is seeking to recover approximately $30.3 million, which represents the amount Red Oak drew down on the letter of credit on August 26, 2004, attorneys’ fees and costs, and also to recover up to $110 million of net expense Raytheon claims to have incurred in good faith under the governing guaranty and construction agreements.  The Company filed an answer and counterclaim on December 13, 2004, in which it denied liability to Raytheon, asserted various defenses and countersued Raytheon for breach of the EPC Agreement and Settlement Agreement, breach of express warranties under the EPC Agreement, and fraudulent misrepresentation and concealment.  The Company claimed damages of not less than $140 million and attorneys’ fees and costs to the extent allowable.  Raytheon moved to dismiss the Company’s fraudulent misrepresentation and concealment claim and to limit the Company’s damages on January 14, 2005.  The Company filed its opposition to the motion to dismiss and also filed an amended counterclaim on February 18, 2005. Thereafter, Raytheon agreed to withdraw its motion to dismiss.  On March 4, 2005, Raytheon filed a motion for summary judgment that seeks the return of approximately $16.3 million of the Letter of Credit draw.  The Company filed its opposition on April 12, 2005, and Raytheon filed a reply on April 25, 2005.  In addition, on April 8, 2005, Raytheon renewed its motion to dismiss the fraudulent misrepresentation and concealment claims in the Company’s amended counterclaim and to limit the Company’s damages.  The Company filed its opposition to the renewed motion to dismiss on April 29, 2005.  The Court heard arguments on both motions on May 26,

2005, but has not yet ruled on the pending motions.  Raytheon has not yet filed an answer to the amended counterclaim. Raytheon also filed a related action against Red Oak in the Superior Court of Middlesex County, New Jersey, on May 27, 2005, seeking to foreclose on a construction lien filed against property allegedly owned by Red Oak, in the amount of $30,963,662. Red Oak has not been served with the Complaint.  We have reviewed the Complaint, however, and the damages that support the lien claimed in New Jersey are completely duplicative of the damages claimed in the New York action. Raytheon has stated that it wishes to stay the New Jersey action pending the outcome of the New York action.  We believe that Red Oak has meritorious defenses to the lien claim by Raytheon.  Red Oak has not decided whether it wishes to oppose the lien, or consent to a stay.  The Company has recorded the $30.3 million as a current liability, but has not accrued any additional amounts with respect to Raytheon’s claims.  The Company believes it has meritorious defenses to the claims asserted by Raytheon against it and intends to defend the lawsuit and pursue its counterclaims vigorously.

Maintenance Services Agreement -  The Company has entered into the Maintenance Program Parts, Shop Repairs and Scheduled Outage TFA Services Contract (the “Maintenance Services Agreement”), dated as of December 8, 1999, with Siemens by which Siemens will provide the Company with, among other things, combustion turbine parts, shop repairs and scheduled outage technical field assistance services. The Maintenance Services Agreement became effective on the date of execution and unless terminated early, will terminate upon completion of shop repairs performed by Siemens following the twelfth scheduled outage of the applicable combustion turbine or 16 years from the effective date of the contract, whichever occurs first, unless the Company exercises its right to terminate the agreement after the first major outage of the turbines.

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

Land Development Plan – The Company entered into an agreement with the Borough of Sayreville by which the Company will develop and implement a plan to replace trees which were removed during clearing of the facility site.  The Land Development Plan is required for final site approval.   The estimated cost of the plan is approximately $425,000.  The Company has selected contractors to perform these services, but only minimal payments for preparation work have been made as of June 30, 2005.  On July 23, 2003, the project was secured by a letter of credit issued by Union Bank of California for $425,000 with the Borough of Sayreville as the beneficiary.  This irrevocable standby letter of credit had an expiration date of June 30, 2004, but was automatically extended for another one-year period. On August 19, 2004, The AES Corporation (“AES”),  secured a performance bond for $539,493 relating to the tree replacement and other site improvements. This bond replaces the previous letter of credit and represents the amount potentially due if there is a failure of AES Red Oak, LLC to take action regarding the plan.

7.                                      NEW ACCOUNTING PRONOUNCEMENTS

Implicit Variable Interest Entities.  In March 2005, the FASB issued Staff Position (FSP) No. FIN 46(R)-5, “Implicit Variable Interests under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities”. This FSP clarifies that when applying the variable interest consolidation model, a reporting enterprise should consider whether it holds an implicit variable interest in a variable interest entity (VIE) or potential VIE. FSP No. FIN 46(R)-5 is effective as of April 1, 2005. The adoption of FIN 46(R)-5 did not have a material effect on the Company’s financial position, results of operations, or cash flows.

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

8.                                      RELATED PARTY TRANSACTIONS

Effective March 2000, the Company entered into a 32-year development and construction management agreement with AES Sayreville, L.L.C. (“AES Sayreville”), another wholly owned subsidiary of Red Oak, to provide certain support services required by the Company for the development and construction of the facility. Under this agreement AES Sayreville has also provided operations management services for the Company since the commencement of commercial operation. Minimum amounts payable under the contract during 2005 were approximately $138,000 per month. Corporate management fees were $800,000 for each of the six-month periods ended June 30, 2005 and 2004. Corporate management fees are charged on a monthly basis based on a fixed amount which is adjusted annually for inflation.

AES Sayreville is compensated for its maintenance and operation services on a cost basis, and it also receives certain management fees which it passes on to The AES Corporation.  For the six-month periods ended June 30, 2005 and 2004 the Company paid AES Sayreville a total of $2.1 million and $2.0 million, respectively, for their services. AES will continue to supply AES Sayreville with the personnel, operational and maintenance services necessary to carry out its obligations to the Company.

The Company had accounts receivable from affiliates of $28,000 and $30,000 as of June 30, 2005 and December 31, 2004, respectively.  The Company had accounts payable to its parent and affiliates of $374,000 and $282,000 as of June 30, 2005 and December 31, 2004, respectively.  Accounts receivable from affiliates generally represents charges for certain projects that the Company has paid for and invoiced to its affiliates.  Accounts payable to parent and affiliates represent general amounts owed to the Company’s parent and affiliates for shared services.

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

General

The Company is a Delaware limited liability company formed on September 13, 1998 to develop, construct, own, lease, operate and maintain the Company’s facility. The Company was dormant until March 15, 2000, the date of the sale of the Company’s senior secured bonds. The Company obtained $384 million of project financing from the sale of the senior secured bonds.

The Company reached provisional acceptance on August 11, 2002, risk transfer on August 13, 2002, and in a settlement with Williams Energy reached on November 4, 2003, a commercial operation date of September 28, 2002 was agreed upon.

Liquidity and Capital Resources

Under the Power Purchase Agreement with Williams Energy, the Company is eligible to receive variable operations and maintenance payments, total fixed minimum capacity payments, energy exercise fee payments (each as defined in the Power Purchase Agreement) and other payments for the delivery of fuel conversion, capacity and ancillary services. During 2003 the Pennsylvania-New Jersey-Maryland market, into which the Company’s generation is distributed, experienced a general decline in the amount paid for electricity. There was also a marked increase in the cost of natural gas. As a result, Williams Energy dispatched the Company’s facility on a very limited basis. The Company’s facility was called on to generate only 21% of the year in 2004 and only 14% of the year in 2003.  Accordingly, the minimum capacity payments provided for under the Power Purchase Agreement have been the Company’s primary source of operating revenues, representing $27.1 million of total revenues of $28.9 million for the six months ending June 30, 2005 and $27.0 million of total revenues of $29.5 million for the six months ended June 30, 2004.  The minimum cash flow from Williams Energy under the power purchase agreement is approximately $3.8 million per month for October through May and $7.9 million per month from June through September. The Company’s restricted cash balance fluctuates seasonally due to these payment terms. The Company is entitled to use the proceeds from the Prepayment from Williams Energy for operations as needed, but will be required to return these funds to Williams Energy as discussed below.

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

Due to the downgrade of The Williams Companies, Inc.’s debt to below investment grade, The Williams Companies, Inc. is required to supplement The Williams Companies, Inc. guaranty with additional alternative security that is acceptable to us.  Since The Williams Companies, Inc. debt rating fell below investment grade in 2002, Williams Energy has provided the Company with $35 million of cash as alternate credit support.  Williams Energy made the Prepayment on November 14, 2002 and provided an additional $25 million of cash to the Company on January 6, 2003 as the alternative credit support.  As allowed by the Letter Agreement, Williams Energy elected to have the $10 million Prepayment included as part of the alternative credit support. On September 24, 2004, Williams Energy posted a letter of credit and the Company returned the $25 million of alternative credit support. In the event that The Williams Companies, Inc. regains and maintains its investment grade status, provides a substitute guaranty of investment grade rating, or posts a letter of credit, the Company will be required to return the remaining $10 million alternative credit support to Williams Energy in accordance with the terms of the Letter Agreement as described above Williams Energy has notified the Company that it is posting a letter of credit for the remaining $10 million and has begun withholding $2 million a month, starting with its July payment for the June billing month.

As of June 30, 2005, approximately $370 million aggregate principal amount of senior secured bonds, issued in two tranches, were outstanding.  Quarterly principal repayments on the 2019 Bonds commenced on August 31, 2002 and are due on February 28, May 31, August 31, and November 30 of each year.  Quarterly principal repayment of the 2029 Bonds does not commence until February 28, 2019.  The Company has provided the collateral agent with a debt service reserve letter of credit in an initial stated amount of $22.0 million which the collateral agent may draw upon if the Company fails to meet the Company obligations under the senior secured bonds.

The Company entered into an agreement with the Borough of Sayreville by which the Company will develop and implement a plan to replace trees which were removed during clearing of the facility site.  The Land Development Plan is required for final site approval.   The estimated cost of the plan is approximately $425,000.  The Company has selected contractors to perform these services, but only minimal payments for preparation work have been made as of June 30, 2005. On July 23, 2003, the project was secured by a letter of credit issued by Union Bank of California for $425,000 with the Borough of Sayreville as the beneficiary.  This irrevocable standby letter of credit had an expiration date of June 30, 2004, but was automatically extended for another one-year period. On August 19, 2004, The AES Corporation (“AES”),  secured a performance bond for $539,493 relating to the tree replacement and other site improvements. This bond replaces the previous letter of credit and represents the amount potentially due if there is a failure of AES Red Oak, LLC to take action regarding the plan.

For the six months ended June 30, 2005, the Company incurred costs related to capital additions of approximately $2.9 million, including general improvements of the facility, EPC related costs and planned maintenance outages. The Company expects to incur approximately $0.4 million of such costs for the remainder of 2005.

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

In the complaint, Raytheon is seeking to recover approximately $30.3 million, which represents the amount Red Oak drew down on the letter of credit on August 26, 2004, attorneys’ fees and costs, and also to recover up to $110 million of net expense Raytheon claims to have incurred in good faith under the governing guaranty and construction agreements.  The Company filed an answer and counterclaim on December 13, 2004, in which it denied liability to Raytheon, asserted various defenses and countersued Raytheon for breach of the EPC Agreement and Settlement Agreement, breach of express warranties under the EPC Agreement, and fraudulent misrepresentation and concealment.  The Company claimed damages of not less than $140 million and attorneys’ fees and costs to the extent allowable.  Raytheon moved to dismiss the Company’s fraudulent misrepresentation and concealment claim and to limit the Company’s damages on January 14, 2005.  The Company filed its opposition to the motion to dismiss and also filed an amended counterclaim on February 18, 2005. Thereafter, Raytheon agreed to withdraw its motion to dismiss.  On March 4, 2005, Raytheon filed a motion for summary judgment that seeks the return of approximately $16.3 million of the Letter of Credit draw.  The Company filed its opposition on April 12, 2005, and Raytheon filed a reply on April 25, 2005.  In addition, on April 8, 2005, Raytheon renewed its motion to dismiss the fraudulent misrepresentation and concealment claims in the Company’s amended counterclaim and to limit the Company’s damages.  The Company filed its opposition to the renewed motion to dismiss on April 29, 2005.  The Court heard arguments on both motions on May 26, 2005, but has not yet ruled on the pending motions.  Raytheon has not yet filed an answer to the amended counterclaim.  The Company has recorded the $30.3 million as a current liability, but has not accrued any additional amounts with respect to Raytheon’s claims.  The Company believes it has meritorious defenses to the claims asserted by Raytheon against it and intends to defend the lawsuit and pursue its counterclaims vigorously.

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

The Company is currently reviewing financing facilities, comparable to the working capital agreement which expired March 15, 2005, that would allow for funds to be available for future working capital requirements. Since the Company’s senior secured bonds are currently rated below investment grade, the Company’s working capital facility had been unavailable.

In addition to the factors discussed above, and/or the other factors listed under the “Cautionary Note Regarding Forward-Looking Statements,” if a working capital facility continues to be unavailable, the Company could experience a negative impact on its cash flow and financial condition, which may make it necessary to draw upon its letters of credit. The following discussion presents certain financial information for the three and six-month periods ended June 30, 2005 and 2004.

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

Upon its expiration, or in the event that the Power Purchase Agreement is terminated prior to its 20-

year term, the Company would seek to generate energy revenues from the sale of electric energy and capacity into the merchant market or under new short- or long-term power purchase or similar agreements. Due to recent declines in pool prices, however, the Company would expect that even if it were successful in finding alternate revenue sources, any such alternate revenues would be substantially below the amounts that would have been otherwise payable pursuant to the Power Purchase Agreement. There can be no assurances as to whether such efforts would be successful.

Operating Expenses

Under an agreement with AES Sayreville, L.L.C., a wholly-owned subsidiary of AES Red Oak, Inc. (“Red Oak”), which is a wholly-owned subsidiary of AES, the Company is required to reimburse all operator costs on a monthly basis. Operator costs generally consist of all direct costs and overhead associated with running the facility. Additionally, an operator fee of approximately $400,000, subject to annual adjustment, is payable on each bond payment date.

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

The Company has not invoiced Raytheon in 2004 or 2005 for electrical output and heat rate rebates. As of June 30, 2005, Raytheon owed approximately $65,000 in rebates for amounts invoiced in 2003.

Recent and New Accounting Pronouncements

Implicit Variable Interest Entities.  In March 2005, the FASB issued Staff Position (FSP) No. FIN 46(R)-5, “Implicit Variable Interests under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities”. This FSP clarifies that when applying the variable interest consolidation model, a reporting enterprise should consider whether it holds an implicit variable interest in a variable interest entity (VIE) or potential VIE. FSP No. FIN 46(R)-5 is effective as of April 1, 2005. The adoption of FIN 46(R)-5 did not have a material effect on the Company’s financial position, results of operations, or cash flows.

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

Results of Operations

Under the Power Purchase Agreement with Williams Energy, the Company is eligible to receive variable operations and maintenance payments, total fixed payments, energy exercise fees (each as defined in the Power Purchase Agreement) and other payments for the delivery of fuel conversion, capacity and ancillary services. The Company’s facility was dispatched 29% and 50% for the three months ended June 30, 2005 and June 30, 2004, respectively and 20% and 27% for the six months ended June 30, 2005 and June 30, 2004, respectively. Accordingly, the minimum capacity payments have been the Company’s primary source of operating revenues.

For the Three Months Ended June 30, 2005 and 2004

Operating revenues were $17.1 million and $17.9 million for the three months ended June 30, 2005 and June 30, 2004, respectively.  These amounts include fixed payments of $15.7 million and $15.6 million for the quarters ending June 30, 2005 and 2004, respectively. The remaining amount of revenue relates to variable revenue that the Company receives when its facility is dispatched and ancillary services. The Company has no control over when its facility is dispatched, as that decision is made by Williams Energy based on several factors including market conditions.

Other operating expenses were $1.9 million and $3.5 million for the three months ended June 30, 2005 and June 30, 2004, respectively. The higher level of costs in the prior-year period related to a combustion inspection outage and a higher level of facility dispatch.

Total other income (expense) was $(8.4) million and $(8.7) million for the three months ended June 30, 2005 and 2004, respectively, and was primarily comprised of interest expense, interest income, and letter of credit fees. Interest income was $0.2 million higher during the current three-month period, as compared to the same period last year, due to higher interest rates and higher average cash balances.

For the Six Months Ended June 30, 2005 and 2004

Operating revenues were $28.9 million and $29.5 million for the six months ended June 30, 2005 and June 30, 2004, respectively.  These amounts include fixed payments of $27.1 million and $27.0 million for the six-month periods ending June 30, 2005 and June 30, 2004, respectively. The remaining amount of revenue relates to variable revenue that the Company receives when its facility is dispatched and ancillary services. The Company has no control over when its facility is dispatched, as that decision is made by Williams Energy based on several factors including market conditions.

The fuel conversion volume rebate was $3.3 million and $2.6 million for the six months ended June 30, 2005 and June 30, 2004, respectively. This cost represents a charge paid to Williams Energy under the Power Purchase Agreement based upon utilization of the facility. The increase in the expense during the current six month period, compared to same period last year, is due to the utilization factor for the prior twelve-month period exceeding 20%.

Corporate management fees were $.8 million for each of the six-month periods ended June 30, 2005 and June 30, 2004. Corporate management fees are charged on a monthly basis based on a fixed amount that is adjusted annually for inflation.

Other operating expenses were $5.0 million and $6.1 million for the six months ended June 30, 2005 and June 30, 2004, respectively. The higher level of costs in the prior-year period related to two combustion inspection outages and a higher level of facility dispatch

Total other income (expense) was $(16.7) million and $(17.3) million for the six months ended June 30, 2004 and June 30, 2004, respectively, and was primarily comprised of interest expense, interest income, and letter of credit fees. Interest income was $.4 million higher during the current six-month period, as compared to the same period last year, due to higher interest rates and higher average cash balances.

Concentration of Credit Risk

Williams Energy is currently the Company’s sole customer for purchases of capacity, ancillary services, and energy and its sole source for fuel.  Williams Energy’s payments under the Power Purchase Agreement are expected to provide all of Company’s operating revenues during the term of the Power Purchase Agreement.  It is unlikely that the Company would be able to find another purchaser or fuel source on similar terms for its facility if Williams Energy were not performing under the Power Purchase Agreement.  Any material failure by Williams Energy to make capacity and fuel conversion payments or to supply fuel under the Power Purchase Agreement would have a severe impact on Company’s operations, and may result in a default on its debt.  The payment obligations of Williams Energy under the Power Purchase Agreement are guaranteed by The Williams Companies, Inc.  The payment obligations of The Williams Companies, Inc. under the guaranty are capped at an amount equal to approximately $510 million.  Beginning on January 1 of the first full year after the commercial operation date, this guaranty cap is to be reduced semiannually by a fixed amount which is based on the amortization of Company’s senior secured bonds during the applicable semiannual period. As of June 30, 2005, the guaranty was capped at $500.6 million.

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

Description of Asset	Depreciable Life	June 30, 2005
		(000’s)
Buildings	35	$1,767
Vehicles	5	182
Computers	6	756
Furniture and Fixtures	10	515
Combustion Turbine Generator Parts	9-36	53,345
Gas Heaters	35	1,119
Spare Parts Inventory	—	5,620
Plant	35	366,559
Subtotal		429,863
Accumulated Depreciation		(33,605)
Property, Plant and Equipment, net		$396,258

Contingencies

On October 28, 2004, the Company received a complaint filed by Raytheon in the State of New York. In the complaint, Raytheon is seeking to recover approximately $30.3 million, which represents the amount Red Oak drew down on the letter of credit on August 26, 2004, attorneys’ fees and costs, and also to recover up to $110 million of net expense Raytheon claims to have incurred in good faith under the governing guaranty and construction agreements.  The Company filed an answer and counterclaim on December 13, 2004, in which it denied liability to Raytheon, asserted various defenses and countersued

Raytheon for breach of the EPC Agreement and Settlement Agreement, breach of express warranties under the EPC Agreement, and fraudulent misrepresentation and concealment.  The Company claimed damages of not less than $140 million and attorneys’ fees and costs to the extent allowable.  Raytheon moved to dismiss the Company’s fraudulent misrepresentation and concealment claim and to limit the Company’s damages on January 14, 2005.  The Company filed its opposition to the motion to dismiss and also filed an amended counterclaim on February 18, 2005.  Thereafter, Raytheon agreed to withdraw its motion to dismiss.  On March 4, 2005, Raytheon filed a motion for summary judgment that seeks the return of approximately $16.3 million of the Letter of Credit draw.  The Company filed its opposition on April 12, 2005, and Raytheon filed a reply on April 25, 2005.  In addition, on April 8, 2005, Raytheon renewed its motion to dismiss the fraudulent misrepresentation and concealment claims in the Company’s amended counterclaim and to limit the Company’s damages.  The Company filed its opposition to the renewed motion to dismiss on April 29, 2005.  The Court heard arguments on both motions on May 26, 2005, but has not yet ruled on the pending motions.  Raytheon has not yet filed an answer to the amended counterclaim.  Raytheon also filed a related action against Red Oak in the Superior Court of Middlesex County, New Jersey, on May 27, 2005, seeking to foreclose on a construction lien filed against property allegedly owned by Red Oak, in the amount of $30,963,662. Red Oak has not been served with the Complaint.  We have reviewed the Complaint, however, and the damages that support the lien claimed in New Jersey are completely duplicative of the damages claimed in the New York action. Raytheon has stated that it wishes to stay the New Jersey action pending the outcome of the New York action.  We believe that Red Oak has meritorious defenses to the lien claim by Raytheon.  Red Oak has not decided whether it wishes to oppose the lien, or consent to a stay. The Company has recorded the $30.3 million as a current liability, but has not accrued any additional amounts with respect to Raytheon’s claims.  The Company believes it has meritorious defenses to the claims asserted by Raytheon against it and intends to defend the lawsuit and pursue its counterclaims vigorously.

The Company is disputing approximately $1.7 million of merchant price, testing gas and other charges with Williams Energy that the Company contends is owed from Williams. This was not part of the arbitration relating to the commercial operation date which was settled in November, 2003.

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  We carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer (“CEO”) and chief financial officer (“CFO”), of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15-d-15 (e) as required by paragraph (b) of the Exchange Act Rules 13a-15 or 15d-15) as of June 30, 2005.  The Company’s management, including the CEO and CFO, is engaged in a comprehensive effort to review, evaluate and improve our controls; however, management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all errors and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.

Based upon the controls evaluation performed, the CEO and CFO have concluded that as of June 30, 2005, our disclosure controls and procedures were effective to provide reasonable assurance that material information relating to us and our consolidated subsidiary is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls.  In the course of our evaluation of disclosure controls and procedures, management considered certain internal control areas in which the Company has made and are continuing to make changes to improve and enhance controls.  Based upon that evaluation, the CEO and CFO concluded that there were no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

AES RED OAK, L.L.C.

Date: August 15, 2005	By:	/s/ A.W. BERGERON
A.W. Bergeron
President

Date: August 15, 2005	By:	/s/ THOMAS P. KEATING
Thomas P. Keating
Chief Financial Officer